Form 10-K
period 2007-12-31
RiskMetrics Group Inc
filed 2008-03-31
CIK 1295172

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number: 001-33928

RiskMetrics Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8175809 (IRS Employer Identification No.)
One Chase Manhattan Plaza, 44th Floor New York, New York (Address of principal executive offices)	10005 (Zip Code)

(212) 981-7475
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Each Exchange on which Registered
Common Stock $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes ☐    No ☒

         The registrant completed the initial public offering of its common stock in January 2008. Accordingly, there was no public market for the registrant's common stock as of June 30, 2007, the last day of the registrant's most recently completed second fiscal quarter.

         The number of shares outstanding of each of the registrant's classes of common stock, as of Monday, March 24th, 2008 was:

Class	Outstanding
Common stock $.01 par value	60,490,032

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which will be filed on or before April 29, 2008.

RiskMetrics Group
Index to Form 10-K

        Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, references to "we," "us," "our" or the "company" refer to RiskMetrics Group, Inc., its subsidiaries. References to "RiskMetrics" refer only to our subsidiary, RiskMetrics Solutions, Inc. and its subsidiaries, references to "ISS" refer only to our subsidiary Institutional Shareholder Services Holdings, Inc. and its subsidiaries, and references to "CFRA" refer only to our subsidiary RMG-CFRA, LLC, formerly CFRA Holdings, LLC, and its subsidiary.

        In this annual report on Form 10-K, all dollar amounts are expressed in thousands, unless indicated otherwise. References to our "clients" include each business unit, division or wholly-owned subsidiary of a parent company which has entered into a separate customer contract with us.

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SEE ALSO "ITEM 1A. RISK FACTORS." EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Item 1.    Business

Our Company

        RiskMetrics Group is a leading provider of risk management and corporate governance products and services to participants in the global financial markets. We enable clients to better understand and manage the risks associated with their financial holdings, to provide greater transparency to their internal and external constituencies, to satisfy regulatory and reporting requirements and to make more informed investment decisions. Our offerings address multiple asset classes, markets and geographies and are sold to a diverse client base including asset managers, hedge funds, pension funds, banks, insurance companies, financial advisors and corporations. As of December 31, 2007, we had approximately 3,500 clients located in 50 countries. Among our clients are 70 of the 100 largest investment managers, 34 of the 50 largest mutual fund companies, 42 of the 50 largest hedge funds, in each case measured by assets under management and each of the 10 largest global investment banks, measured by revenues.

        Our company consists of two industry leading businesses: RiskMetrics and ISS (Institutional Shareholder Services). Together, these businesses offer what we believe is the most comprehensive suite of risk management and corporate governance products and services available in our industry, covering the market, credit, portfolio, governance, accounting, legal and environmental risks associated with our clients' financial holdings.

        RiskMetrics.    RiskMetrics is a leading global provider of multi-asset, position-based risk and wealth management products and services, as measured by revenues. We provide our clients with comprehensive, interactive products and services that allow them to measure and quantify portfolio risk across security types, geographies and markets. Our flagship RiskManager market risk system integrates consistently-modeled market data with our widely adopted analytical models and robust processing capabilities to address our clients' risk reporting requirements. Our clients generally purchase RiskManager as a secure, interactive web-based application service or as a fully- outsourced risk reporting service. The breadth, performance and scalability of our RiskManager system is the result of nearly a decade of investment in research and development, which we believe provides us with a significant competitive advantage. RiskMetrics serves a diverse group of approximately 640 clients worldwide.

        ISS.    ISS is a leading provider of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world, as measured by revenues. Through ISS, which we acquired on January 11, 2007, we provide our clients with a fully-outsourced proxy research, voting and vote reporting service to assist them with their proxy voting responsibilities. Through our web-based delivery platform, clients can access our in-depth research reports and proxy voting recommendations. We offer both global security coverage and a comprehensive proxy voting solution, from policy creation to comprehensive research, vote recommendations, reliable vote execution, post-vote disclosure and reporting and analytical tools. Our Financial Research and Analysis products also provide our clients with research reports and analytical tools covering many investment criteria that have become increasingly important to investors, including companies' environmental, social and governance attributes and accounting and compensation practices. On August 1, 2007, in order to further supplement the Research and Analysis product and service offerings of the ISS business, we acquired CFRA, a forensic accounting research firm. ISS serves approximately 2,850 clients.

        We sell our products and services primarily on an annual subscription basis and generally receive upfront subscription payments from our clients. As of December 31, 2007 our annualized contract value ("ACV") was approximately $250.2 million. For the year ended December 31, 2007, we generated approximately 92.7% of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. In addition, during the year ended December 31, 2007, we had a renewal rate of approximately 91.4%. Our products and services are generally priced based on the access to our applications and services, including volume of data, research, voting and reports purchased. Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client. Refer to "Selected Consolidated Financial Data", for a further discussion regarding annualized contract value, recurring revenue and renewal rate.

        RiskMetrics' hallmarks are significant collaboration with the world's foremost financial institutions, transparency of key analytics, broad academic feedback and client testing. Similarly, ISS actively works with institutional investors and industry professionals around the world to formulate its recommended policies on key corporate governance and accounting issues. We believe that our collaborative business processes and the breadth of our products and services will help establish common standards to quantify, assess, understand and articulate many aspects of financial risk.

        We serve our global client base through a network of 19 offices in 11 countries. For the year ended December 31, 2007, approximately 38% of our revenues were generated from sales to clients outside the Americas.

Company History and Acquisitions

        At RiskMetrics Group, we help people understand and manage a broad spectrum of risk across their financial portfolios. Originally founded upon a measurement of market risk in a portfolio, our business today is built upon a more global, multi-dimensional view that is unique in the marketplace. RiskMetrics Group offers investors and other financial market participants multiple views and access into the risk profile of a company, security or portfolio of financial assets, and the expertise to better understand them. We believe profoundly that effective risk mitigation and management hinges on the ability to fully understand it.

        The RiskMetrics methodology was developed within JPMorgan in 1992 and was published publicly in 1994. In 1998, RiskMetrics was spun off and became an independent company providing risk management products and services.

        On January 11, 2007, recognizing that our clients' view of risk needed to broaden beyond market and credit risk, we acquired ISS in order to increase the scale and scope of our risk management product and service offerings. ISS was founded in 1985 with the goal of promoting good corporate governance practices in the private sector. It was the pioneer in the development of policy-based proxy voting recommendations and today is a leader in corporate governance with the broadest research coverage in the market.

        On August 1, 2007, we completed the acquisition of CFRA (Center for Financial Research Analysis.) CFRA was founded in 1994 and provides forensic accounting risk research, legal and regulatory risk assessment, due diligence and educational products and services. Our acquisition of CFRA further increased the range of specialized financial research and analysis products and services that we are able to offer to our clients.

        In January 2008, we completed our initial public offering of 14,000,000 shares of our common stock, which included 4,035,816 shares sold by our selling stockholders. We did not receive any proceeds from the sale of the shares by the selling stockholders. In addition, we granted the underwriters an option to purchase a maximum of 2,100,000 additional shares of common stock from us to cover over-allotments, which was exercised in full in January 2008. Our net proceeds from the offering, including the exercise of the underwriters' allotment, were $194.0 million, after deducting underwriting discounts and commissions and approximately $3.4 million of offering expenses.

Our Growth Strategy

        We intend to continue to develop and sell products and services that enable investors to make more informed investment decisions, monitor and comply with exposure and risk limits, provide greater transparency to both internal audiences and external constituencies and meet regulatory and reporting requirements. The major components of our growth strategy are as follows:

1)    Increase Sales to Existing Clients.

        We plan to broaden our relationships with our clients in the following ways:

  •
  Provide additional data, research and analytical products and services.  We continue to expand RiskMetrics' coverage of asset classes and its library of analytical models in response to our clients' needs. This expansion has allowed us to sell more data, applications and services to our clients. Similarly, as ISS increases its global research coverage and develops new issue-specific research products and services, we expect to continue to increase our product subscriptions through volume-based expansion of proxy research and voting services and by providing additional research and analytical products and services.

  •
  Offer more products and services.  Our clients increasingly rely on us for more fully-outsourced risk management services. During the past 18 months, a significant percentage of our new sales to existing clients have involved fully-outsourced offerings. We expect this trend to continue and have invested in the scalable technology and data infrastructure necessary to support our outsourced products and services. In the year ended December 31, 2007, approximately half of our new subscription annualized contract value resulted from sales to existing customers. Further, our average contract value has significantly increased over the last five years.

  •
  Leverage our combined RiskMetrics and ISS sales force.  As of December 31, 2007, we had a combined global sales force of approximately 74 employees in 11 offices worldwide. We believe that our combined sales force will allow us to cross-sell our suite of products and services to our combined client base. In particular, we expect to sell more products and services to our existing clients as we work with more business groups or units within their organizations as a result of our expanded suite of risk and governance products and services.

2)    Expand our Client Base.

        We plan to continue to pursue the following initiatives to further expand our client base:

  •
  Sell our portfolio risk reporting products and services to new clients.  Despite the growth of our RiskMetrics business, the market for outsourced risk reporting is relatively new and many financial institutions continue to rely on in-house risk management products and services. We believe that, over time, many of these institutions will choose to integrate our fully-outsourced risk reporting management and analysis systems to reduce costs and improve funcionality.

  •
  Sell our Governance Services and Financial Research and Analysis offerings to new clients.  We believe that additional opportunities exist with respect to institutional investors who currently conduct research and vote their proxies themselves. Additionally, with our acquisitions of ISS and, more recently, CFRA, we believe there is an opportunity to increase our penetration among front office portfolio managers, whom we have not traditionally targeted, by selling them our financial research and analysis products and services.

  •
  Expand our significant global presence.  We believe that the international market for corporate governance products and services is growing, and that we will be able to capitalize on increased demand by leveraging our globally-recognized RiskMetrics Group brand, international presence and combined sales force. We also expect to provide additional specialty financial research and analytical products to our clients outside the United States.

        We have evidenced a strong track record of adding new clients. For the year ended December 31, 2007, we added over approximately $58 million in ACV, of which $26 million was from new clients.

3)    Enhance and Extend our Products and Services.

        We plan to continue to augment our suite of risk management and corporate governance products and services in the following ways:

  •
  Enhance our product capabilities.  In the past eight years, RiskMetrics has broadened its coverage of asset classes, enhanced its analytical models and launched three major upgrades of our entire risk services product suite. Additionally, ISS has broadened its research coverage and introduced new governance and research products, including M&A Edge. We intend to continue to develop new products that enable our clients to measure and manage many elements of risk by broadening the scope of our product and service offerings.

  •
  Extend our service offerings.  We have continuously upgraded the features, functionality and scalability of our infrastructure in order to offer our clients additional fully-outsourced risk reporting and electronic proxy voting services. We believe that this continued investment will allow us to continue to improve our outsourcing capabilities.

  •
  Selectively pursue acquisitions.  In 2007, we supplemented our internal product and service development efforts with our acquisitions of ISS and CFRA. As a result, we have expanded our suite of service offerings to include governance, compliance and financial research and analysis offerings, which address the risk management needs of a broad cross section of our financial services clients. We intend to continue to selectively pursue acquisition opportunities to complement our product and service offerings to provide the most comprehensive risk management offerings to our clients.

4)    Continue to Develop our Distinct Corporate Culture.

        Our ability to develop new products and services has been, and will continue to be, crucial to keeping pace with evolving financial markets. Consequently, we believe that our success will continue to depend on the strength of our intellectual capital, and that our employees and distinct corporate culture provide us with significant competitive advantages. We work hard to retain our employees by ensuring that they have a challenging, rewarding and fun work environment. We also encourage our employees to follow their instincts and develop new ideas, which have resulted in many of our most important analytical and technological developments. At the same time, we strive to engender a team spirit and sense of common purpose that we believe enables us to attract and retain talented employees.

        Our talented employees share a unique sense of purpose. With little corporate hierarchy and no formal titles, we value substance over form and question every assumption. Every employee is an owner, as we see ownership as a key to providing the highest level of service to our clients, as well as attracting, developing and retaining the talent we seek in today's highly competitive labor market. This work environment and ownership create a culture of respect, empowerment, and shared purpose that is aggressively managed to ensure our long-term success.

Business Segments, Products and Services

        We divide our business operations into two segments: RiskMetrics and ISS. We acquired ISS on January 11, 2007.We have included in the table below prior period revenue data for ISS prior to the acquisition because the ISS business represents a significant amount of our current and expected future revenues. The table below shows revenue by business segment for each of the past three years:

	For the years ended December 31,
Revenue by Segment
	2005	2006	2007
RiskMetrics(1)	$93,637	$101,236	$121,126

Revenue Growth		8.1%	19.6%
ISS(2)	$82,972	$103,269	$119,175

Revenue Growth		24.5%	15.4%

    (1)
    RiskMetrics revenue growth was impacted by the termination of a JPMorgan online service agreement on April 30, 2006. For the years ended December 31, 2005 and 2006 we derived $12.7 million and $4.3 million of revenue, respectively, from the JPMorgan online services agreement

    (2)
    ISS revenue growth in 2006 was impacted by the full year impact of three acquisitions ISS made in 2005. ISS revenue in 2007 does not include $3.3 million in revenue generated by ISS from January 1, 2007 through January 11, 2007. In addition, ISS revenue growth in 2007 was impacted by the acquisition of CFRA on August 1, 2007.

        Business segment net sales, income from operations and assets attributable to foreign and domestic operations for all periods presented are set forth in Note 18 of the Notes to the Consolidated Financial Statements, included herein.

RiskMetrics

Overview

        RiskMetrics is a leading provider of multi-asset, position-based risk and wealth management products and services to global asset managers, hedge funds, banks, insurance companies, pension funds and wealth managers. We provide our clients with access to customizable applications, interactive analytics and risk reports based on comprehensive and consistently-modeled market data that are fully-integrated with their holdings. We believe that our comprehensive approach to analyzing multi-asset portfolios and our ability to fully integrate with our clients' holdings enable us to provide products and services which are an integral and essential part of our clients' portfolio risk management systems.

These products and services provide timely and actionable insights into the market and credit risks of clients' portfolios.

        These products and services allow our clients to:

  •
  measure their trading, credit and counterparty risk;

  •
  monitor and comply with internal or external exposure and risk limits;

  •
  deploy and optimize their use of capital;

  •
  communicate risk in a transparent fashion to regulators, investors, clients and creditors;

  •
  meet regulatory requirements, address suitability criteria and implement best practices; and

  •
  create investment planning proposals for high net worth individuals.

        All of our RiskMetrics products and services include integrated access to our extensive set of market-related data. Embedded within our RiskMetrics offerings are over 750,000 market data time series spanning global interest rates, foreign exchange rates, equity prices, implied volatilities, credit spreads, commodity prices and inflation rates. These data are systematically quality-controlled by our dedicated teams of analysts who examine the data for outliers, missing data points and other anomalies. These data are then transformed into a form suitable for use in risk management systems. We also collect and process international benchmark data for thousands of equity, fixed-income and commodity indices. These data are used by asset managers and pension plans who track standard or customized benchmarks as well as by clients to measure their risk and exposure relative to an index.

        The pricing model for our RiskMetrics products and services is primarily subscription-based, typically for a period of one year. Depending upon the solution offering, our RiskMetrics products and services are available through a variety of delivery options, including hosted web-based applications, fully-outsourced managed services, local installation and on a component-by-component basis.

        Our comprehensive suite of products and services covers a broad range of asset classes including equities, bonds, commodities, foreign exchange, futures, options, derivatives, structured products, interest-rate products and credit products and is designed to provide our clients with a transparent assessment of the risk in their portfolios in the following three areas: Market Risk, Credit Risk and Wealth Management.

Market Risk

        Managing the risk inherent in our clients' portfolios has become a difficult task for both asset and portfolio managers. Increasingly complex instruments, expanding asset classes, complex trading strategies and significant data requirements have created a complicated risk assessment task. Our approach is to combine all the analytics, technologies and data required into one comprehensive offering, accessible through a common portal. We provide our clients with comprehensive, interactive products and services that allow them to measure and quantify portfolio risk across security types, geographies and markets.

        During 2007, our Market Risk offerings accounted for approximately 86% of RiskMetrics' revenue. Our Market Risk products and services consist of RiskManager and its related services, HedgePlatform and DataMetrics. Although we sometimes sell our data on a stand alone basis, our data are usually embedded in our products and services.

RiskManager

        RiskManager, our flagship market risk system, provides clients with a comprehensive solution for measuring risk in their portfolios and for running sensitivity and stress test analyses. Underlying

RiskManager is a service-oriented architecture which is flexible, scalable and extensible. Because we host our products and deliver our services from a scalable common technology and data infrastructure, all of our clients benefit from advances in our RiskManager market risk system.

        RiskManager incorporates three primary components: delivery mechanisms, a services platform and the core risk elements, as shown in the following diagram:

        Delivery Mechanisms—Our delivery mechanisms enable our clients to access risk analyses and reports in one of three methods: as an interactive web-based application operated in a self-directed fashion, as a fully-outsourced or managed service offering in which RiskMetrics utilizes the system on behalf of the client, or as a web service in which a client's systems access our core risk elements by connecting directly to our systems. Each of these methods involves varying degrees of interaction with the key components of our system. When accessed as a web-based application, clients have complete control over when and how often they upload positions and holdings into the system application. Clients can create their own ad hoc analysis, build dynamic "what-if" scenarios, design custom reports for immediate use, run intra-day pre-trade tests and schedule their own overnight data processing and report generation. As a fully-outsourced or managed service, we configure the services platform to create a customized risk reporting service for our clients. In doing so we take on the additional responsibility of uploading the client's positions and holdings from the client's internal systems, fund administrator, broker or custodian, schedule and direct the running of all risk analyses, and produce risk reports our clients use for their internal and external requirements.

        Web service clients bypass our other delivery mechanisms and instead have their own systems connect directly to our core risk elements. Clients typically use our web services to seamlessly embed the functionality available in RiskManager directly into their own systems and interfaces.

        Services Platform—Our proprietary platform is at the core of our scalable services-oriented architecture and allows us to manage many processes simultaneously. The platform orchestrates the flow of information between us and our clients as well as directs the internal operations of our risk elements. Using today's latest server technologies, our platform allows us to simultaneously process millions of positions for hundreds of clients per day. The platform is monitored 24 hours a day, seven days a week by a group of dedicated operations engineers to ensure peak performance of the entire system.

        Core Risk Elements—The core risk elements underlying RiskManager represent our key intellectual property and consist of significant amounts of data, complex analytical models and proprietary software applications. These elements include:

  •
  DataMetrics—Quality-checked and consistently-modeled market and reference data incorporating over four million active global securities and over 750,000 market data time series per day. Embedded within RiskManager and available for use by any other core risk elements, these market data span global interest rates, foreign exchange rates, equity prices, implied volatilities, credit spreads, commodity prices and inflation rates. These data are systematically analyzed by dedicated teams at RiskMetrics for outliers, missing data points and other anomalies after which the data are further transformed into a wide range of risk-related data series such as issuer-specific yield curves, implied-volatility surfaces and constant-maturity futures.

  •
  RiskServer—The engine behind all RiskManager analytics and calculations. RiskServer contains our proprietary analytical models.

  •
  ReportServer—Automates the generation of custom reports for client use, investor disclosure or to meet regulatory requirements.

  •
  PortfolioServer—Matches client positions with data from our market database and tags the data based on specific client needs.

HedgePlatform

        HedgePlatform is a reporting service allowing clients that invest in hedge funds, including funds of funds, pension funds and endowments, to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies. We collect position-level information from hedge funds on a monthly basis and provide our clients with a risk report for each individual hedge fund in which they invest as well as an aggregate risk report for their overall portfolio of hedge funds. HedgePlatform reports include statistics such as exposure (long, short, net and gross), sensitivities, scenario analysis, stress tests and VAR analysis.

DataMetrics

        DataMetrics is a data service that allows clients to access the market data embedded in RiskManager for use in their own proprietary or other third-party systems. In addition to direct access to market data time series, DataMetrics can provide clients with customized data processing services.

Credit Risk

        Our credit risk products and services allow our clients to consolidate multiple types of credit exposures across an institution. Our CreditManager product is a portfolio credit risk management system used primarily by banks to calculate economic capital, facilitate risk-based pricing and measure risk concentrations. The application is designed to consolidate and compare risks and opportunities across multiple credit exposures including bonds, credit derivatives and traditional lending.

Wealth Management

        WealthBench.    WealthBench is an investment planning platform for private banks, financial advisors, brokerages and trust companies. WealthBench delivers fully-informed, tailored investment planning proposals for high net worth individuals reflecting their needs, goals and risk tolerances while remaining consistent with firm-driven investment and risk-based policies. WealthBench incorporates robust analytics, market-consistent inputs and transparent methodologies.

        Risk Compliance.    We provide portfolio risk statistics to the affluent and mass-affluent segments of consumer banks to allow their financial advisors to ensure compliance with clients' stated investment policies and risk tolerances at the point of sale and monitor compliance on an ongoing basis.

ISS

Overview

        ISS is a leading provider of corporate governance and financial research and analysis services to institutional investors and corporations around the world. We facilitate the voting of proxies by institutional investors and provide in-depth research and analysis to help inform their voting decisions and assess issuer-specific risk. ISS' products and services consist of: Governance Services to institutional investors and Financial Research and Analysis services to institutional investors, corporations and professional service firms. The majority of ISS' products and services are delivered through our Governance Analytics web-based platform. The pricing model for ISS' products and services is primarily subscription-based and varies depending on the product or service purchased.

        We provide proxy services to institutional investors globally. We are the largest proxy advisory firm that offers a fully-integrated, end-to-end proxy voting service, including policy creation, comprehensive research, vote recommendations, reliable vote execution and reporting and analytical tools. Although some of our Proxy Research and Voting clients purchase our proxy research on a stand-alone basis, the vast majority purchase a comprehensive research and voting product.

        In 2007, we issued proxy research and vote recommendations for more than 50,000 shareholder meetings across 97 countries and voted, on behalf of our clients, 9.6 million ballots representing over 800 billion shares. We believe these amounts are substantially more than any of our competitors. As of December 31, 2007, we served approximately 1,200 financial institutions that together manage an estimated $20.0 trillion of assets under management. During 2007, our Governance Services accounted for approximately 71% of ISS' revenues.

        We also offer Financial Research and Analysis products and services designed to assess the overall financial health of companies by analyzing the investment implications of companies' accounting policies, legal and regulatory exposure, environmental, social and governance practices, mergers and acquisitions initiatives and compensation plans. Our product and service offerings are provided primarily to portfolio managers for investment analysis, to corporations to monitor compliance with corporate governance practices and to professional services organizations to support due diligence efforts. These offerings are either bundled with other services or sold on an individual basis and allow investors to add specialized, qualitative analysis to more traditional research used in the investment decision-making process.

Governance Services

        We categorize our Governance Services products and services into three distinct categories: Proxy Research and Voting, Global Proxy Distribution Services and Securities Class Action Services.

Proxy Research and Voting

        Through our Governance Analytics platform, we provide our clients with vote recommendations, comprehensive analyses and online voting capabilities that enable users to make informed decisions about how to vote on all items with respect to each shareholder meeting agenda that we cover, execute their votes and monitor and track their votes for reporting purposes. Our Proxy Research and Voting staff currently operates out of nine offices around the world, providing a global network of local expertise.

        The following diagram illustrates our Proxy Research and Voting services and how they integrate into the flow of the proxy process:

        Proxy Research.    We provide research coverage on over 7,400 U.S.-based companies and approximately 22,000 non-U.S. companies. Our standard global coverage includes Morgan Stanley EAFE stocks, FTSE All-Share and TSE 300 listings, selected Goldman Sachs/FTA securities; the first section of the Tokyo Stock Exchange, selected sponsored ADRs from a broad range of countries as well as securities in emerging markets. The size, breadth and experience of the research team allows ISS to maximize an in-depth understanding of local business practices, proxy voting requirements, language and culture across most developed corporate governance markets globally.

        ISS' policy board works to ensure that ISS' voting policies are developed and applied within a framework of corporate governance best practices. ISS actively works with institutional clients and industry professionals around the world to gather input on its proxy voting policies. Each year, through an annual policy survey of our institutional clients and other forums, institutional investors are invited to share their ideas on corporate governance issues including board structure, executive compensation, mergers and acquisitions and corporate accountability to ensure that our standard voting policies are aligned with the views of our institutional clients.

        Our Proxy Research and Voting recommendations are based on the application of ISS' voting policies to the particular voting items on an issuer's agenda. Our research and recommendations are produced based on benchmark, specialized and custom policies.

        ISS develops separate benchmark policies for U.S. securities and non-U.S. securities. ISS' non-U.S. benchmark policies are adjusted to address in-country concerns. ISS' benchmark policies serve as an industry standard and best practice guide to corporate governance. In addition to our benchmark policies, we recognize that the philosophies and policies used to make proxy voting decisions range widely among different types of investors. Understanding the diverse needs of our clients, we are able to create policies that meet their requirements through a number of specialized policies such as SRI policies based on environmentally and socially responsible guidelines and our Taft-Hartley policy which is based on AFL-CIO guidelines. For many institutional investors with highly specialized or unique needs for proxy research and policy, we also offer custom proxy advisory services in which we work with our clients to develop and refine governance policy guidelines that match their particular views and are unique to them.

        Proxy Voting.    Our Proxy Voting services include notifying clients of upcoming shareholder meetings, receiving proxy ballots from third-party proxy distributors, generating consolidated proxy ballots and instructions across our clients' portfolios, executing and tabulating our clients' votes in accordance with their instructions, maintaining voting records and providing comprehensive vote reporting.

        Utilizing our Governance Analytics platform, our integrated platform for proxy voting and research as well as our Financial Research and Analysis products, proxy administrators and investment managers are able to access timely governance data and ensure efficient and reliable vote execution in a highly automated fashion. Our vote reporting lets our clients stay informed and empowered with accurate and timely information, including full vote audit trails and intra-day updates of all fund, meeting and agenda information. In addition to daily audits and detailed vote reconciliation, we conduct automated, end-of-day production checks to ensure all votes are executed accurately.

        Our account representatives and voting operations professionals worldwide provide expert guidance and dedicated support to make sure all clients' votes are cast in accordance with their established proxy guidelines. In addition, we have a Straight Through Processing, or STP, arrangement with Broadridge (formerly ADP Proxy Services) with respect to U.S. and global ballots. This STP arrangement allows for ballots to be received and proxy votes to be made electronically, minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in manual processes. This STP arrangement and other arrangements with third party ballot distributors and custodians have allowed our number of ballots processed to increase from two million in 2000 to 9.6 million in 2007.

        Vote Disclosure is a cost-effective proxy voting solution to help U.S. investment companies comply with the SEC disclosure rules and give shareholders easy access to institutional voting records. For users of this service, we collect, report and record the information required by the SEC in the Form N-PX and provide users with reports and a personalized, easily navigable web site for public vote and proxy policy disclosure.

Global Proxy Distribution Services ("GPD")

        Our GPD service offers a complete global proxy distribution solution to custodian banks for non-U.S. securities through a single, independent platform. GPD provides for the efficient distribution and voting of proxies, giving clients the ability to review and download detailed meeting information and individualized account information. GPD also provides online access to customized record-keeping and reporting, across all custodians and sub-custodians.

Securities Class Action Services ("SCAS")

        We deliver a complete, class action monitoring and claims filing service to institutional investors who have a stake in class action lawsuits. We provide a comprehensive securities litigation database, including up-to-date case information and 17 years of detailed historical class action data, and provide fully-outsourced notification, tracking and claims filing services to our institutional clients. Our arrangements with claims administrators and law firms around the world enable us to advise on new developments in global markets and streamline the filing process.

        SCAS offers more detailed, portfolio specific views of cases and settlements, with an online report library that allows clients to keep track of the complete securities class action lifecycle, from when a case is first identified until payment is disbursed. Securities class action data provided to our clients include class periods, settlement dates, status reports, award amounts, claim deadline dates, claims administrator details and pertinent related data.

Financial Research and Analysis

        We provide specialized financial research and analysis products and services to asset managers, hedge funds, corporations and professional services firms across many dimensions of risk, governance, accounting, environmental, social and legal issues. Most of our Financial Research and Analysis products and services are delivered through our integrated Governance Analytics platform. We recently acquired CFRA on August 1, 2007, to broaden our Financial Research and Analysis products and services suite. Throughout its history, CFRA has provided early warnings on numerous high profile accounting irregularities in North America and Europe, including many of the major accounting scandals and key issues such as options backdating and pension accounting reform.

        Our Financial Research and Analysis offerings fall into four general categories: CFRA Forensic Accounting Research, Environmental Social and Governance Services, M&A Edge and Compensation Services.

CFRA Forensic Accounting Research

        Through a rigorous and proprietary research process, our global team of analysts assesses the reported financial results of over 10,000 companies worldwide. We focus on providing our clients with timely and actionable risk analysis reports regarding earnings and cash flow quality and sustainability, legal and regulatory risk and overall business health. Our clients rely on our continuous analysis and objective perspective.

        CFRA's largest product is Accounting Lens, a leading forensic accounting risk research report offering for investors, providing early warning signals for companies showing signs of operational or financial distress. The reports consist of in-depth company research, educational and industry research, access to our proprietary earnings quality database and research analyst contact. In 2007, CFRA launched a new service, Legal Edge, which is focused on identifying and analyzing hidden legal and regulatory risks. CFRA also provides customized research services for client-defined projects.

Environmental, Social and Governance Services

        Our ES&G Research and Analytics products and services include screening and modeling tools that allow institutional investors to apply socially responsible guidelines to portfolios, understand the implications of restrictions on portfolios, and examine company-specific profiles. These services also include our Corporate Governance Quotient, or CGQ, quantitative ratings of corporate securities based on relative attractiveness of their corporate governance profiles. Our services also help clients manage portfolio risk by incorporating an in-depth set of quantitative and qualitative ES&G information into their investment decision making processes.

        Our ES&G Analytics provides sector-based research reports on over 5,000 companies across more than 80 social and environmental issues. These reports are designed to summarize key issues and to facilitate discussions on social and environmental policies between institutional investor clients and global companies. Relative scoring data for each company enable investors to compare performance and capabilities across industry sectors to assess a company's progress towards best practices.

        Our CGQ ratings currently cover more than 7,400 companies across 34 countries, with underlying data for up to 70 individual corporate governance variables. The CGQ ratings rate the corporate governance practices of companies based on a framework developed by ISS. Areas of particular focus include board of directors, audit, charter and bylaw provisions, anti-takeover provisions and executive and director compensation.

M&A Edge

        Our M&A Edge service provides an independent, in-depth analysis that focuses specifically on proposed merger and acquisition deals and proxy contests to inform institutional investors. This offering complements our traditional proxy research by providing the same foundational analysis and vote recommendation, but also delivers ongoing deal notes that keep users abreast of key events as the deal or contest evolves. Coverage continues as issues develop, from the date of announcement through the shareholder vote. The analysis covers key aspects of a transaction, including strategic rationale, corporate governance and shareholder rights issues.

Compensation Advisory Services

        We provide a set of turnkey products and services that enable compensation professionals and committee members to optimize compensation plan design by modeling, analyzing and benchmarking executive compensation. Our Compensation Advisory Services provide access to experienced and dedicated compensation plan analysts and support to our clients in modeling the cost of equity compensation plans and determining optimal compensation plan design. Alternatively, we provide a web-based compensation modeling tool, Compass, that measures the cost of equity-based incentive plans using a binomial option pricing model.

Our Clients

        We have a global footprint, which allows us to support our highly-diversified client base across numerous geographies with in-depth analysis based on local knowledge. No client represented more than 1.0% of our revenues during the year ended December 31, 2007 and our top 20 clients represented less than 11.2%. Our client base is geographically diverse as well, with 38% of our revenues during the years ended December 31, 2007 generated from sales to clients located outside of the Americas.

        As of December 31, 2007, RiskMetrics' annualized contract value by client type was distributed approximately as follows: 57% asset management; 22% alternative investment managers; 14% commercial and investment banking and trading; and 7% corporate, professional services and other. As of December 31, 2007 our clients in the Americas, EMEA and Asia, comprised approximately 61%, 33% and 6% of RiskMetrics' annualized contract value, respectively.

RiskMetrics

        Our approximately 640 clients worldwide rely on us for their portfolio risk management needs. Our RiskMetrics clients include leading asset managers, hedge funds, pension funds, commercial and investment banks, central banks, insurance companies, private banks and regulators. The following table summarizes RiskMetrics revenue on a percentage basis by geographic region, based on the country in which the customer is located:

	For the years ended December 31,
RiskMetrics Revenue by Region
	2005	2006	2007
Americas	59%	52%	47%
EMEA (Europe, Middle East and Africa)	32	39	45
Asia	9	9	8

Total	100%	100%	100%

ISS

        Approximately 1,650 financial institutions and 1,200 corporations and professional service organizations worldwide rely on ISS for their corporate governance, proxy voting and financial research and analysis needs. Clients of our financial research and analysis services generally include institutional investors, hedge funds, insurance underwriters and diversified financial institutions. We also provide our Financial Research and Analysis products and services to corporations and regulatory bodies worldwide.

The following table summarizes ISS (which we acquired on January 11, 2007) revenue on a percentage basis by geographic region, based on the country in which the customer is located:

	For the years ended December 31,
ISS Revenue by Region
	2005	2006	2007
Americas	84%	80%	78%
EMEA (Europe, Middle East and Africa)	13	16	17
Asia	3	4	5

Total	100%	100%	100%

        Our ISS business serves both institutional and corporate clients and we recognize that there is a potential for conflict of interest with respect to the provision of products and services to corporate issuers and the products and services we provide to our institutional investor clients. We have instituted multiple safeguards to mitigate any real or perceived conflicts of interests. We have formed a subsidiary that provides governance services to corporations. This subsidiary, ISS Corporate Services, has distinct resources and a firewall that prevents the flow of information from ISS Corporate Services to ISS. Every ISS Corporate Services contract indicates that the purchase of corporate services will not result in preferential treatment from ISS and does not influence ISS' proxy recommendations or CGQ scores. Recommendations and CGQ scores are based solely on the application of ISS' published policies and by an issuer's actual governance policies and practices.

Our Industry and Market Opportunity

Industry

        As a result of increasing complexity of investment strategies, governments and regulatory authorities are increasing the requirements on financial services firms and investment firms to track and report risk as part of their daily operations. To satisfy their risk management needs, firms across the financial services industry have significantly increased their expenditures on portfolio risk management technologies. Financial services firms have traditionally developed these products and services through in-house information technology, or IT, and research and development staffs. However, the increasing scale and specialization needed to support multi-asset class portfolios and complex securities and strategies have, in many cases, caused these firms to turn to more comprehensive products and services from dedicated providers who can furnish more effective solutions than internal development teams. In addition, an increasing number of firms are utilizing risk management solutions from external vendors in order to provide the third party independent risk reports often demanded by their clients.

        Government regulation is also driving significant changes in governance practices. In the United States, proxy voting is both a legal requirement and a non-discretionary event for many institutional investors. Through its oversight of ERISA, the U.S. Department of Labor requires that pension funds treat their proxy, or right to vote, as an asset which must be exercised. At the same time, the SEC requires mutual funds to disclose to their customers how they voted the proxies of the securities they hold. In the United States, corporate governance-related regulation aimed at issuers, such as the Sarbanes-Oxley Act, further strengthens the focus among investors on governance and related issues. While the United States remains at the forefront of regulation-mandated corporate governance practices, the rest of the world is increasingly adopting more stringent corporate governance requirements. This is illustrated by the adoption of the Company Reform Law in the United Kingdom and increased proxy voting requirements in countries such as Germany, Italy and Japan.

        The visibility of corporate governance and recognition of the risks associated with poor governance practices have increased significantly during the past several years. Corporate governance has shifted from a compliance function to a business imperative. Whether driven by high-profile corporate scandals or increasing shareholder activism, both investors and issuers are far more cognizant of the consequences of governance practices on their businesses or portfolio returns. Public companies that ignore best practices increasingly risk shareholder dissent and reputation risk. As institutional equity ownership grows, the power of institutional investors to effect change in their portfolio companies has grown in tandem. Along with the focus on corporate governance, investors are increasingly focusing on environmental and social issues in making investment and proxy voting decisions. This has increased the need for in-depth proxy research as a tool for investors engaging in socially responsible investing.

        Traditional research models are also undergoing significant change as market forces reshape both the supply of and demand for research products and services. While traditional Wall Street research retains an important role, investors are increasingly demanding specialized or targeted research that is free from any perceived conflicts of interest or satisfies specific needs. Participants in the financial services industry, including investors, underwriters and regulators, are increasingly demanding specialized research perspectives to better inform their decision-making processes. These specialized services are often used to help identify risk, generate investment opportunities or supplement internal due diligence efforts. As many of the large brokerage firms have reduced the size of their research staffs given new regulatory and economic realities, independent research firms have increased their capabilities.

Market Opportunity

        Our target market is a cross-section of global financial services firms that includes asset managers, hedge funds, commercial and investment banks, pension funds and insurance companies. We also target other market participants, such as third-party advisors, corporations, underwriters and central banks.. We believe that a number of key market trends are driving the growth of our business and increasing the value we can offer to our expanding client universe:

        Growing Global Financial Markets and Investment Portfolio Complexity.    Over the past ten years, assets under management, or AUM, have increased steadily on a worldwide basis. Additionally, the variety, complexity and geographic diversity of financial assets held by investors have expanded significantly, resulting in multi-asset class, multi-national portfolios often including derivatives and other structured products.

        Increasing Demand for Transparency.    RiskMetrics firmly believe that the viability of the global financial community is founded upon transparency and trust. Investors increasingly need to document their risk profile on a regular basis for both internal audiences, such as risk committees, as well as external constituencies, such as limited partners and regulators. In order to satisfy these demands, comprehensive risk management has become an essential requirement. Furthermore, institutional investors have increasingly used their proxy voting power as a tool to motivate companies to demonstrate better accountability and transparency. We believe that as investors continue to demand greater transparency with respect to multiple dimensions of financial risk, demand for our comprehensive suite of risk management services will continue to grow.

        Increasing Regulatory Requirements.    Regulatory bodies around the world continue to drive change and create opportunities in the markets we serve. Portfolio risk reporting and measurement regulations, such as UCITS III, U.S. Department of Labor proxy voting requirements and corporate governance related regulations, including the Sarbanes-Oxley Act, have increased regulatory compliance requirements and have further emphasized the need for comprehensive risk management tools. We believe the increased focus on regulatory requirements around the world will drive further demand for our products and services.

        Increasing Focus on Corporate Governance.    During the past several years, there has been significant growth in the visibility of corporate governance and recognition of the risks associated with poor governance practices. Whether driven by high-profile corporate scandals or increasing shareholder activism, both investors and issuers are far more cognizant of the consequences of governance practices on their businesses or portfolio returns. Furthermore, investors are increasingly focusing on companies' environmental and social attributes when making investment and proxy voting decisions. We believe that these trends are driving the need for in-depth specialized research as a tool for investors engaging in socially responsible investing and will continue to fuel demand for ISS' products and services.

        Increasing Demand for Outsourced Products and Services.    Many financial services firms are increasingly utilizing outsourced solutions that enable them to focus on their core competencies and provide greater capabilities and are more cost effective than their in-house systems. As third-party alternatives have improved in quality, reliability, efficiency and scalability, even the largest firms are recognizing the value of outsourcing. In particular, an increasing number of firms are utilizing risk measurement and management solutions from external vendors. These vendors provide independent risk reporting products and services which are often requested by the financial services firms' clients. As a provider of market leading, fully-outsourced risk and governance services, we believe that we will continue to be able to capitalize on this trend.

Competition

        The competitive landscape for multi-asset class risk management and corporate governance and financial research and analysis products and services is characterized by a limited number of external third-party competitors. ISS competes with firms such as Broadridge (formerly ADP Proxy Services) (which provides proxy voting services), Glass, Lewis & Co. (which provides research, voting recommendation and voting execution services) and Proxy Governance, Inc. (which provides research, voting recommendation and voting execution services). In addition, RiskMetrics competes with firms such as Bear Stearns' Bear Measurisk unit, BlackRock Inc.'s BlackRock Solutions unit, DST Systems Inc., Fimalac S.A.'s Algorithmics unit, Moody Corporation's KMV unit, MSCI Inc.'s Barra unit and SunGard Data Systems Inc. We also face competition from internal development at financial institutions and corporations. We compete in these markets primarily on the basis of brand recognition, market coverage, methodology and breadth of service offering.

Research and Development and Operations

Research and Development

RiskMetrics

        The RiskMetrics research and development team is responsible for our risk research, data and analytics engineering, infrastructure and application development, testing, implementation and deployment. The team's years of collaborative innovation and research with our clients, which include many of the world's leading financial institutions, has resulted in an institutional knowledge which we believe would require substantial time and investment to replicate. We seek to maintain this competitive advantage through significant ongoing investment in research and development.

ISS

        ISS has invested in systems, processes and controls to handle an increase in transactions processed. We have a technology infrastructure and a proven track record in automating and scaling operationally complex and time critical tasks. ISS' proxy research and voting business is seasonal in nature with a substantial amount of transactions occurring in a three-month period. Our ISS development team has created integrated processing systems which have been developed in a scalable architecture linked to a centralized data warehouse. The ISS research and development team also supports ISS' Governance Analytics platform which provides our clients with complete transparency related to the outsource arrangement they have in place with ISS.

        Research and development expenses amounted to $16,099, $21,202 and $31,142 for the years ended December 31, 2005, 2006 and 2007, respectively.

Operations

        Our operations group manages the internal technical infrastructure of RiskMetrics (including data centers, networks and telecommunications) and the daily operational elements of our hosted applications which run all analytics, data and client processes. Daily functions include processing our market data time series, securities reference data and benchmarks from our global data providers, loading and processing millions of client positions and monitoring and ensuring peak performance. Our primary operations are hosted at two redundant data centers in New York City and Boston, connected together via a secure network. We also host two additional data centers in Switzerland. We maintain RiskMetrics' operations teams in New York, London, Oklahoma and Singapore.

        Many of ISS' clients outsource proxy voting and vote reporting to ISS. We have had success in meeting client requirements while also increasing our transactional volume through increased automation and by leveraging our operations center in Manila, Philippines, which has grown in the last five years to over150 employees. This operations center reduces the operational cost per transaction and has been a key component of our success.

Sales, Marketing and Client Support

        We sell our products and services primarily through direct interaction with our clients. As of December 31, 2007, we had a sales force of 74 people in 11 offices around the world. Sales employees are compensated on a salary and commission basis.

        Our account management staff is composed of approximately 114 employees in 11 offices worldwide. Account managers are assigned to our clients based on geographic location and client type. Our account management team works closely with our clients to optimize our clients' use of our products and services, and we believe that our account management team's product knowledge and local presence differentiates us from our competition.

        Our marketing and communications team supports all of our business units with the aim of helping us increase sales, generate qualified sales leads, enhance our brand, increase our visibility, improve the client experience and educate the financial community about risk and governance. Key areas of focus include communications and industry outreach and event management. The team also proactively manages our relationship with the media, which frequently seeks our opinion on industry issues, particularly in the area of corporate governance.

Government Regulation

        ISS is a registered investment advisor and must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions.

Employees

        Our employee base is comprised of talented people from diverse backgrounds. Our employees have extensive experience at prominent financial institutions and Fortune 500 companies. As of December 31, 2007, we had approximately 1,040 full time employees in 11 countries. During the proxy season (March to July), ISS typically retains approximately 150 temporary employees.

        We believe that we maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement.

Website Access to our Periodic SEC Reports

        Our corporate headquarters are located at One Chase Manhattan Plaza, New York, New York 10005, and our telephone number is (212) 981-7145. We maintain an Investor Relations website on the Internet at www.riskmetrics.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, just click on the "SEC Filings" link found on our Investor Relations homepage.

        Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other document filed with SEC.

Item 1A.    RISK FACTORS

        The Company is exposed to the risk factors described below. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occurs, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment.

We may experience difficulty in completing the integration of our acquisitions of ISS and CFRA into our operations, and we may not realize the anticipated benefits of the acquisitions.

        Our acquisition of ISS, which was consummated on January 11, 2007, and our acquisition of CFRA, which was consummated on August 1, 2007, each involves a number of special risks, including the following:

  •
  Diversion of management's attention from our core businesses.  The process of integrating our recent acquisitions into our business has required a significant amount of attention from our senior management. While the integration of each of ISS and CFRA is substantially complete, our senior management team's attention may be distracted from our core businesses if we are unable to successfully finalize the integration process. In the event that the continuing completion of the integration process distracts our senior management team from continuing to build our core businesses, our ability to continue our recent growth could be materially and adversely impacted.

  •
  Our inability to effectively integrate our sales force and distribution of products and services.  One of our growth strategies is to leverage our now combined sales force to offer more complete risk management and governance products and services to our combined client base. We recently integrated our sales force to help achieve this goal. If the combined sale force is unable to effectively and efficiently sell our multiple product and service offerings, we may not be able to successfully execute this growth strategy and our ability to grow our businesses may be materially impaired.

  •
  Our inability to integrate the technology, information systems and other processes of the acquired businesses.  The successful integration of ISS and CFRA into our company required the consolidation of their technology, information systems and other processes with our systems and processes. While substantially complete, the process is currently on-going and if we are unable to effectively expand these systems and processes as we grow our businesses, we may not be able to effectively execute our business strategies and our results of operations could be materially and adversely impacted.

  •
  Managing a much larger combined business, including implementing adequate internal controls and maintaining our distinct corporate culture.  We have experienced significant growth in the scope of our operations and the number of our employees. This growth has placed, and will continue to place, significant demands on our management, as well as our financial and operational resources and may dilute our distinct corporate culture which we believe is critical to our ability to keep pace with evolving financial markets. Maintaining our distinct corporate culture and establishing consistent internal controls and procedures in the face of our significant growth requires a significant amount of time and attention from our senior management. In addition, we must continue to improve our operational, financial, management, legal and compliance processes and information systems to keep pace with the growth of our business. If we are unable to maintain an appropriate set of internal controls and systems across our organization or maintain our distinct corporate culture as we continue to grow, our results of operations may be materially and adversely impacted.

  •
  Inability to effectively manage new business lines.  As a result of the acquisitions of ISS and CFRA, we have entered into corporate governance and specialized financial research markets in which we had not previously operated. Our senior management may not have sufficient experience in managing operations in these new markets or may not be able to effectively manage these new business lines. If we are unable to effectively manage and grow the acquired businesses, our results of operations could be materially and adversely impacted.

  •
  The loss of key employees of the acquired businesses.  Since the consummation of the ISS acquisition, some members of the ISS management team, including its former chief executive officer, have left our company. Richard Leggett, the chief executive officer of CFRA prior to its acquisition, has recently become head of our ISS business, we have recently hired Kayla Gillan as our chief administrative officer, and we have filled other openings at ISS through internal promotion. The success of these newly appointed members of our management team will be a significant factor in our ability to successfully recoup our investment and expand the acquired businesses. If we lose additional key employees of the acquired businesses or if we fail to attract qualified personnel to meet our needs, our ability to continue to grow our businesses may be materially and adversely impacted.

        These challenges and uncertainties could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire other businesses. In the event that we consummate such transactions, we may be subject to risks similar to those which we encounter as a result of our acquisitions of ISS and CFRA.

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities or successfully run our businesses in the future.

        We borrowed $425.0 million in connection with our acquisition of ISS. This indebtedness is secured and guaranteed by us and most of our subsidiaries. In January 2008 we completed our initial public offering and utilized $125.0 million of proceeds to re-pay our entire second lien, resulting in outstanding indebtedness of approximately $297.8 million, after the offering. Following the completion of our initial public offering, we will continue to have significant annual debt services costs. The annual costs to service the remaining first lien debt were approximately $22.6 million in interest costs in 2007. In addition, we will be required to pay $3.0 million of annual principal payments and re-pay the entire debt amount outstanding in January 2014. This indebtedness has created substantial demands upon our available cash to pay interest and future debt principal requirements. Our leverage and debt service obligations could have important consequences to you, including the following:

  •
  The terms of the indebtedness obligations that we have incurred contain numerous restrictive covenants which, among other things, restrict our ability to pay dividends on or make other distributions or repurchase our capital stock or make other restricted payments, incur additional indebtedness or issue preferred stock, make investments, enter into transactions with affiliates and sell assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets. In addition, we are required to satisfy and maintain specified financial ratios and tests. If we do not comply with these obligations, we may cause an event of default which, if not cured or waived, could require us to repay the indebtedness immediately.

  •
  We may be vulnerable in the event of downturns and adverse changes in our businesses, in our industries, or in the economy generally, due to our increased debt service.

  •
  We may have difficulty obtaining additional financing, if necessary, at favorable interest rates or at all, to meet our requirements for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

  •
  We are required to dedicate a substantial portion of our current cash flow to the payment of interest on our indebtedness, and future cash flow to principal indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.

We require highly trained and skilled management and other key employees to maintain and expand our analytical models, proxy voting recommendations and other important aspects of our product and service offerings.

        Our strategic direction and growth, as well as the development, maintenance and support of our products and services, are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. The members of our research and development and operations groups have, in many cases, advanced degrees and backgrounds in quantitative disciplines, including physics, engineering and economics, and use their experience and expertise to design product and service enhancements. In addition, the members of ISS' policy board use their experience and expertise in corporate governance and policy formation to ensure that ISS' voting policies are developed and applied within a framework of corporate governance best practices. Other ISS employees have extensive experience in the process and mechanics of voting proxies. The success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, information technology and other technical personnel. In particular, Ethan Berman, our chief executive officer and a key participant in the formulation of our growth strategy to date, has been instrumental to our success. The loss of Mr. Berman could have a serious negative effect on the future development of our business, particularly if we are not able to implement an effective succession plan. We do not have employment agreements with any of our executive officers.

        We believe that success in our business will continue to be based upon the strength of our intellectual capital. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to ensure the growth of our operations. The market for highly skilled employees remains very competitive and we compete for talent with some of the largest and best-capitalized financial institutions and corporations in the world.

        If we are unable to retain and recruit a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

We face competition that may cause price reductions or loss of market share.

        We are subject to competitive conditions in all aspects of our business. We are one of the largest providers of outsourced multi-asset class market risk management and the largest provider of outsourced proxy research and voting services. The competitive landscape for multi-asset class risk management and corporate governance and financial research and analysis products and services is characterized by a limited number of competitors. ISS competes with firms such as Broadridge (formerly ADP Proxy Services) (which provides proxy voting services), Glass, Lewis & Co. (which provides research, voting recommendation and voting execution services) and Proxy Governance, Inc. (which provides research, voting recommendation and voting execution services). ISS also competes with local niche proxy voting and research providers in certain international markets. In addition, RiskMetrics competes with firms such as Bear Stearns' Bear Measurisk unit, BlackRock Inc.'s BlackRock Solutions unit, DST Systems Inc., Fimalac S.A.'s Algorithmics unit, Moody Corporation's KMV unit, MSCI Inc.'s Barra unit and SunGard Data Systems Inc. We also face competition from:

  •
  the in-house operations of the businesses we seek as clients;

  •
  other general and specialized proxy reporting and business information services providers; and

  •
  other information and professional service providers.

        Intense competition could harm us by causing, among other things, price reductions, reduced margins and loss of market share. We could further be required to reduce the fees we charge clients as a result of competitive pressure, which could result in lower revenues and profitability.

Our ability to compete, succeed and generate profits depends, in part, on our ability to obtain data from third-party vendors on commercially reasonable terms.

        We currently obtain data for use in our products and services from a number of third-party vendors. Termination of one or more of our significant data agreements or exclusion from, or restricted use of a data provider's information could decrease the available information for us to use and offer our clients and may have a material adverse effect on our business, financial condition or results of operations. In addition, ISS relies on our data feed agreement with Broadridge, formerly ADP Proxy Services, which allows for many ballots to be received and proxy votes to be made electronically, minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in the manual process. If our data feed agreement with Broadridge was terminated, we would have to incur significant expenses in order to input our clients' voting instructions directly into Broadridge's proprietary electronic voting systems and our business and results of operations would be materially adversely affected. Since we also compete with Broadridge in some markets with respect to providing certain aspects of proxy voting services, Broadridge may have an incentive not to renew our data feed agreement when its initial term expires or to offer renewal terms which we may deem unreasonable.

        Some of our competitors could enter into exclusive contracts with our data suppliers. If our competitors enter into such exclusive contracts, we may be precluded from receiving certain data from these suppliers or restricted in our use of such data, which would give our competitors an advantage. Such exclusive contracts would hinder our ability to provide our clients with the data they prefer, which could lead to a decrease in our client base and could have a material adverse effect on our business, financial condition or results of operations.

        In addition, some data suppliers may seek to increase licensing fees for providing their content to us. If we are unable to renegotiate acceptable licensing arrangements with these data suppliers or find alternative sources of equivalent content, we may be required to reduce our profit margins or experience a reduction in our market share.

Any perceived conflicts of interest resulting from providing products and services to institutional investors in addition to proxy voting recommendations, or providing products and services to corporations which are the subject of our proxy recommendations or other analytical products and services could harm our reputation and business.

        ISS' institutional clients rely on us to provide them with informed vote recommendations, benchmark proxy voting guidelines and unbiased analyses of companies' environmental, social and governance attributes. The institutional clients of both our RiskMetrics and ISS businesses, particularly hedge funds and more active institutional investors, may have material economic and other interests in the corporations on which we provide proxy analyses and ratings or which are the subject of our financial research and analysis products and services. In some cases these institutional clients pay us a significant amount of money for RiskMetrics or ISS products and services and, accordingly, there may be a perception that we might advocate a particular position or provide research that supports a particular conclusion with respect to a corporation in order to satisfy the unique economic or other interests of a particular institutional client. As a result, institutional clients, competitors and other market participants could raise questions about our ability to provide unbiased services, which could harm our reputation.

        Through our ISS Corporate Services subsidiary, we provide products and services to corporate clients who often use our services to learn about and improve their governance practices. Accordingly, there may be a perceived conflict of interest between the services we provide to institutional clients and the services, including our Compensation Advisory Services, provided to certain corporate clients. For example, when we provide corporate governance services to a corporate client and at the same time provide proxy vote recommendations to institutional clients regarding that corporation's proxy items, there may be a perception that we may treat that corporation more favorably due to its use of our services.

        The safeguards that we have implemented may not be adequate to manage these apparent conflicts of interest, and clients or competitors may question the integrity of our services. In the event that we fail to adequately manage these perceived conflicts of interest, we could incur reputational damage, which could have a material adverse effect on our business, financial condition and operating results.

Our businesses rely heavily on electronic delivery systems and the Internet and any failures, disruptions or slowdowns may adversely affect our ability to serve our clients.

        Technological factors may affect our ability to deliver our products and services to our clients. We depend heavily on the capacity, reliability and security of our electronic delivery systems and the Internet. Access to our products and services, and to data for our products and services, via the Internet involves security, availability, architectural compatibility and reliability risks. Our ability to effectively use the Internet may be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If failures, disruptions or slowdowns of our electronic delivery systems or the Internet occur, our ability to distribute our products and services effectively and to serve our clients may be adversely affected. If our products and services or the technology foundations upon which they are built and delivered, have design or implementation flaws, or otherwise malfunction and cause harm to clients or third parties, claims may be brought against us.

Our revenues and earnings depend substantially upon conditions in the financial services industry, and a significant or prolonged downturn in the financial services industry could decrease demand for our products and services.

        Our revenues are principally derived from the provision of risk management and corporate governance products and services to the financial services industry. Any downturn in the financial services industry or the global financial markets could decrease demand for our products and services and negatively impact our financial condition. For example, a prolonged downturn in the global financial markets could cause a number of our clients and potential clients to go out of business or search for lower cost alternatives to our products and services.

        Similarly, we are exposed to other market trends in the financial services industry. Consolidation in the financial services industry could reduce our existing client base and the number of potential clients. This may negatively impact our ability to generate future growth and may reduce demand for our products and services, which could have a material adverse effect on our business, financial condition or results of operations.

Changes in the legislative, regulatory and corporate environments in which our clients operate may adversely impact our financial results.

        ISS' historical growth has been due, in large part, to increased regulatory requirements, highly visible corporate scandals, increased shareholder activism and corporate chief executive officers and boards of directors that are increasingly concerned about, and responsive to, shareholder concerns. To the extent that any of these trends change, the demand for our products and services could be reduced, and this could have a material adverse effect on our business, financial condition or results of operation. In addition, beginning with the 2004 publication of International Convergence of Capital Measurement and Capital Standards: A Revised Framework, or Basel II, which created an international standard for risk management at banks, and continuing with the adoption of Undertakings for Collective Investment in Transferable Securities, or the UCITS III directives, which require European Union member countries to adopt policies governing investment managers' risk practices, a portion of the growth of RiskMetrics has been due to regulatory requirements. To the extent these regulations change or are not extended to other markets, our business, financial condition and results of operation could be materially adversely affected.

Changes in government regulations relating to our business could materially adversely affect our financial condition or results of operations.

        The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients' businesses. In particular, as a registered investment advisor, our ISS subsidiary is subject to the requirements and regulations of the Investment Advisers Act of 1940. The Investment Advisers Act relates to, among other things , fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. The introduction of any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Our products and services support the proxy voting and risk analysis processes of clients. Consequently, we may be exposed to potential liability claims brought by our clients or third parties as a result of the operational failure of our products and services.

        Our products and services support the proxy voting and risk analysis processes of clients. If we were to fail to provide the services provided for in our client contracts, we could be required to provide credits to our clients and in some cases we may be subject to contractual penalties. In addition, our client agreements generally have provisions designed to limit our exposure to potential liability claims brought by our clients or other third parties based on the operational failure of our products and services. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Any such claim, even if the outcome were to be ultimately favorable to us, could involve a significant commitment of management, personnel, financial and other resources.

Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

        Many of our products and services involve the exchange of information with our clients through a variety of media, including the Internet. We rely on a complex network of process and software controls to protect the confidentiality of client data, such as client portfolio data that may be provided to us or hosted on our systems. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation of our internal controls, client data could be misappropriated. Such internal control inadequacies could damage our reputation, expose us to litigation and have a material adverse effect on our business, financial condition or results of operations.

We have engaged in hedging transactions and may engage in other hedging transactions which involve risks that could have a materially adverse effect on our financial condition or results of operations.

        In February 2007, we entered into two interest rate swap agreements to reduce our interest rate risk and to manage interest expense, and we may engage in similar transactions in the future. As of December 31, 2007, the interest rate swaps had notional amounts of $317.1 million and a fair value liability of $11.0 million. In January 2008 we repaid our entire second lien debt facility of $125.0 million and concurrently reduced the notional amount of our interest rate swap by $19.3 million for a cost of $1.4 million. Our interest rate swaps effectively changed a portion of our variable-rate debt obligations pursuant to our credit facilities to fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest on variable-rate debt obligations. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, a counterparty to a derivative instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivative instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

Operations outside the United States involve certain risks which may adversely affect our ability to grow our business outside the United States.

        A significant portion of our business is conducted outside the United States. For the year ended December 31, 2007, approximately 38% of our revenues were generated from sales to clients outside of the Americas. In addition, as of December 31, 2007, approximately 35% of our combined employee base was located in our offices outside of the United States. As a result, we are subject to certain risks inherent in doing business in some jurisdictions outside the United States, including the following:

  •
  Challenges in establishing local presence.  In order to continue to expand our growth outside the United States, we must establish and maintain a local presence of sales, distribution and customer service by establishing local offices throughout the world. If we do not successfully establish these offices and continue to attract and retain local employees, our ability to expand outside the United States may be impaired.

  •
  Difficulty in maintaining products and services that are tailored to the needs of local clients.  In order to penetrate markets outside of the United States, we must provide a suite of products and services that fit the needs of the local market. If we do not appropriately tailor our products and services to the local market, we may be unable to effectively grow sales of our products and services outside of the United States.

  •
  Difficulty maintaining and monitoring effective and consistent internal policies and procedures around the world.  When we establish local offices and hire local employees, we must maintain consistent internal policies and procedures across our offices. The various jurisdictions in which we establish offices from time to time may have differing rules and regulations affecting our operations. Consequently, it may be difficult for us to maintain consistent employee policies and procedures across our organization. If we are unable to effectively maintain and monitor consistent policies and procedures while simultaneously complying with applicable local rules and regulations, our ability to continue to grow our business and maintain our distinct corporate culture may be impaired.

  •
  Lack of local acceptance or knowledge of our products and services.  Demand for our products and services is still nascent in many parts of the world. Many countries have not fully developed laws and regulations regarding risk management procedures or corporate governance and, in many cases, institutions in these countries have not developed widely accepted best practices regarding the same. There can be no assurance that demand for our products and services will develop in these countries.

        These risks could affect our ability to continue to expand our business outside the United States, which may adversely affect our ability to increase our revenues and to service non-U.S. clients.

There has been no prior public market for our common stock, the initial public offering price of our common stock was determined through negotiations between us and the representatives of the underwriters and an active trading market in our stock may not develop or be sustained.

        Prior to our initial public offering, there has been no public market for our common stock. An active trading market in our common stock may not develop or be sustained. The initial public offering price of our common stock was determined through negotiations between us and the representatives of the underwriters and thus may not be indicative of the market price for our common stock after this offering. Consequently, you may suffer a loss on your investment.

        In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Future sales of shares of our common stock by our affiliates and other stockholders or by us may adversely affect the price and the future exercise of options may lower the price of shares of our common stock.

        We cannot predict what effect, if any, future sales of shares of our common stock, or the availability of shares for future sale, may have on the trading price of our common stock. Future sales of shares of our common stock by our existing stockholders and other stockholders or by us, or the perception that such sales may occur, could adversely affect the market price of shares of our common stock and may make it more difficult for you to sell your shares of our common stock at a time and price that you determine appropriate.

Item 1B.    Unresolved Staff Comments

        As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.    Properties

        Headquartered in New York City, we maintain a global presence with offices throughout the United States as well as in 10 other countries. Our New York City facility contains approximately 35,000 square feet and the lease relating to this facility expires in July 2012. ISS is headquartered in Rockville, Maryland. Our Rockville facility contains approximately 64,000 square feet, and the lease relating to this facility expires in July 2012. In the first quarter of 2008 we moved into a new 26,000 square feet leased property to serve as our London office for both RiskMetrics and ISS, which expires in August 2012.

        We also have smaller offices which support our operations locally in: Ann Arbor, Michigan; Brussels, Belgium; Cambridge, Massachusetts; Chicago, Illinois; Frankfurt, Germany; Geneva, Switzerland; Iselin, New Jersey; Manila, Philippines; Melbourne, Australia; Norman, Oklahoma; Paris, France; San Francisco, California; Singapore; Tokyo, Japan; Toronto, Canada; and Washington, District of Columbia.

Item 3.    Legal Proceedings

        We are not presently involved in any legal proceedings. However, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)    Market Information

        Our common stock is listed on the New York Stock Exchange under the symbol "RMG". Our stock was first publicly traded on January 25, 2008.

b)    Holders

        As of March 24, 2008 there were approximately 140 stockholders of record and the closing price of RiskMetrics Group common stock was $18.47 per share as reported by the New York Stock Exchange.

c)     Dividends

        We have not paid or declared any cash dividends on our common stock during the period covered by the financial statements included in this Annual Report on Form 10-K. We have retained, and currently anticipate that we will continue to retain, all of our earnings for use in developing our business. In addition, our credit facility restricts us from declaring and paying dividends.

d)    Securities authorized for issuance under equity compensation plans

        The following table sets forth information as of December 31, 2007 regarding our compensation plans and the Common Stock we may issue under the plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	13,361,282	$5.79	4,582,421
Equity compensation plans not approved by stockholders	—	—	—

Total	13,361,282	$5.79	4,582,421

e)     Stock Repurchases

        We do not have a publicly announced share repurchase plan. As of December 31, 2007 we had 208,192 shares of treasury stock which are expected to be retired in fiscal 2008.

f)     Issuance of Securities and use of Proceeds from Sale of Registered Securities

        On January 11, 2007, we acquired Institutional Shareholder Services Holdings, Inc. and issued 2,774,351 shares of common stock and options to purchase 1,396,000 of common stock in connection therewith.

        On August 1, 2007, we acquired CFRA Holdings, LLC and issued 1,008,113 shares of common stock.

        On October 5, 2007, we issued 227,273 shares of non-vested common stock to certain new employees.

        On January 25, 2008, we granted 1,563,500 options to our employees immediately prior to the consummation of our initial public offering, including an aggregate of 1,031,500 options related to 2007 compensation for certain employees and an aggregate of 532,000 options to all full time employees, representing a one-time grant of 500 options to each of our employees.

        On January 30, 2008, we completed our initial public offering of 16,100,000 shares of our common stock, which included 4,035,816 shares sold by our selling stockholder pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-146167) that was declared effective on January 24, 2008. We did not receive any proceeds from the sale of the shares by the selling stockholders. Our net proceeds from the offering were $194.0 million, after deducting underwriting discounts and commissions and approximately $3.4 million of offering expenses.

        In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second loan lien credit facility which amounted to $125.0 million and a 1% prepayment penalty fee, or $1.25 million. The remainder of proceeds from the initial public offering will be utilized for general corporate purposes, including working capital.

Item 6.    Selected Consolidated Financial Data

        Our selected consolidated balance sheet data presented as of December 31, 2006 and 2007 and consolidated statements of operations data for each of the years ended December 31, 2005, 2006 and 2007 was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated balance sheet data presented as of December 31, 2003, 2004 and 2005 and consolidated statements of operations data for the years ended December 31, 2003 and 2004 were derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2003	2004	2005	2006	2007(9)
	(Amounts in thousands, except per share data)
Revenues(1)	$50,446	$71,699	$93,637	$101,236	$240,301

Operating costs and expenses:
Costs of revenues	12,359	18,909	23,704	25,618	77,317
Research and development expenses	10,158	14,095	16,099	21,202	31,142
Selling and marketing expenses	10,827	13,222	12,257	14,977	35,420
General and administrative expenses	9,716	9,328	11,492	12,852	29,654
Depreciation and amortization of property and equipment(2)	2,627	5,170	3,551	4,081	7,419
Amortization of intangible assets(3)	659	1,079	2,713	770	19,145
Impairment of goodwill	—	—	361	—	—
Loss on disposal of property and equipment(2)(4)(5)	119	1,659	1,577	15	734

Total operating costs and expenses(6)(7)	46,465	63,462	71,754	79,515	200,831

Income from operations	3,981	8,237	21,883	21,721	39,470

Interest, dividend and investment income (expense), net:
Interest, dividend and investment income	432	597	1,438	2,549	2,159
Interest expense	—	—	—	(49)	(37,517)

Interest, dividend and investment income (expense), net	432	597	1,438	2,500	(35,358)

Income before provision (benefit) for income taxes	4,413	8,834	23,321	24,221	4,112
Provision (benefit) for income taxes(8)	252	(1,048)	7,640	8,200	1,711

Net income	$4,161	$9,882	$15,681	$16,021	$2,401

Net income per share:
Basic	$0.24	$0.33	$0.36	$0.38	$0.05
Diluted	$0.23	$0.20	$0.32	$0.33	$0.04
Weighted average shares outstanding:
Basic	17,020	30,380	43,496	42,655	46,380
Diluted	18,070	49,814	48,413	47,964	54,365

Consolidated Balance Sheet Data

	As of December 31,
	2003	2004	2005	2006	2007(9)
	(Amounts in thousands)
Cash and cash equivalents	$7,634	$12,042	$10,966	$37,313	$27,455
Short-term investments	24,095	46,453	69,296	68,071	—
Goodwill and intangibles, net	4,722	3,844	770	—	635,105
Total assets	59,699	89,833	115,293	136,947	743,183
Deferred revenue	31,322	45,996	53,744	58,842	101,279
Total debt, including current portion	—	—	—	—	422,750
Stockholders' equity	18,514	30,074	44,270	56,498	136,092

Other Financial and Operating Data

        The financial and operating data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Year ended December 31,
	2003	2004	2005	2006	2007(9)
	(Amounts in thousands, except for percentages)
Financial Data
Adjusted EBITDA(10)	$7,542	$18,727	$30,085	$30,223	$72,801

Net cash provided by operating activities	$19,489	$31,115	$30,035	$36,082	$45,348
Capital expenditures	(2,871)	(4,237)	(6,217)	(3,724)	(11,091)

Free cash flow(11)	$16,618	$26,878	$23,818	$32,358	$34,257

Operating Data
Annualized contract value (at period end)(12)	$56,598	$77,660	$96,134	$101,686	$250,238
Recurring revenue as a percentage of total revenue(13)	93.3%	94.3%	94.2%	96.6%	92.7%

Notes to Selected Consolidated Financial Information and Other Data:

(1)
In March 2003, we acquired JPMorgan Advisory, Inc., an entity which primarily provided wealth management products and services to JPMorgan. In connection with the acquisition, we entered into a three year online services agreement under which we agreed to provide to JPMorgan a customer-specific set of Wealth Management products and services which were unrelated to our WealthBench product. This agreement was terminated as of April 30, 2006. Our results of operations reflect the revenues from the JPMorgan online services agreement through April 30, 2006. For the years ended December 31, 2003, 2004, 2005 and 2006 we derived $9.5 million, $13.0 million, $12.7 million and $4.3 million of revenue, respectively, from the JPMorgan online services agreement.

(2)
In 2004, we terminated one of our existing leases and disposed of certain furniture and equipment, which resulted in a loss of approximately $1.7 million. As well, in 2004, as part of our ongoing evaluation of the estimated useful lives of our fixed assets, we adjusted such lives on certain hardware from five to three years, which resulted in additional depreciation expense of $1.2 million.

(3)
In 2005, we reduced the estimated useful lives of our technology intangible assets, which resulted in additional amortization expense of $1.8 million. In 2007, we acquired intangible assets from our acquisitions of CFRA and ISS which resulted in amortization expense of $19.1 million in 2007.

(4)
During 2005, leases for two of our offices were terminated and we relocated into new space. As a result, we wrote off the remaining value of leasehold improvements on that vacated space and we disposed of other furniture and equipment, which resulted in a loss of $1.6 million.

(5)
In 2007, we abandoned a software project and wrote off certain assets in our London office which resulted in a loss on disposal of property and equipment of approximately $0.7 million.

(6)
For the years ended December 31, 2006 and 2007, we recorded $3.6 million, and $6.0 million, respectively, of compensation expense under SFAS 123(R) Share-Based Payment. We adopted this statement on January 1, 2006 under the modified prospective transition method.

(7)
In 2003 and 2004, we recorded stock based compensation expense of $0.2 million and $2.6 million, respectively, in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Based Compensation to Employees.

(8)
In 2003, we did not realize an income tax benefit for available net operating loss carryforwards. In 2004, we generated taxable income and recognized the benefit of $2.0 million of net operating loss carryforwards. In 2005, we recognized the benefit of $1.1 million of our remaining net operating loss carryforwards. As a result, as of December 31, 2005, we had no remaining net operating loss carryforwards.

(9)
On January 11, 2007, we acquired ISS for $542.8 million and incurred indebtedness of $425.0 million to complete the acquisition, of which $2.25 million has been repaid as of December 31, 2007. In addition, on August 1, 2007, we acquired CFRA for $63.8 million and incurred additional indebtedness of $15.0 million to complete the acquisition which was subsequently repaid in October and November of 2007.

(10)
Adjusted EBITDA, as defined in our credit facilities, represents net income (loss) before interest expense, interest income, income tax expense (benefit), depreciation and amortization of property and equipment, amortization of intangible assets, non-cash stock-based compensation expense and extraordinary or non-recurring charges or expenses. It is a material metric used by our lenders in evaluating compliance with the maximum consolidated leverage ratio covenant in our credit facilities. The maximum consolidated leverage ratio covenant, as defined in our credit facilities, represents the ratio of total indebtedness as compared to Adjusted EBITDA, and can not exceed a maximum ratio range which declines from 8.50 to 3.00 over the life of the credit facilities. Non-compliance with this covenant could result in us being required to immediately repay our outstanding indebtedness under our credit facilities. Adjusted EBITDA is also a metric used by management to measure operating performance and for planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides our board of directors, management and investors with additional information to measure our performance, provide comparisons from period to period by excluding potential differences caused by variations in capital structure (affecting interest expense), tax position (such as the impact on periods of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), acquisitions (affecting amortization expense) and compensation plans (affecting stock-based compensation expense).

Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity.

We understand that, although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of our results as reported under U.S. GAAP. Some of these limitations are:

  •
  Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

  •
  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

    •
    Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

    •
    Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

    •
    Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The table below sets forth a reconciliation of Adjusted EBITDA to net income on our historical results:

	Year ended December 31,
	2003	2004	2005	2006	2007
Net income	$4,161	$9,882	$15,681	$16,021	$2,401
Interest (income) expense, net	(432)	(597)	(1,438)	(2,500)	35,358
Income tax (benefit) expense	252	(1,048)	7,640	8,200	1,711
Depreciation and amortization of property and equipment	2,627	5,170	3,551	4,081	7,419
Amortization of intangible assets	659	1,079	2,713	770	19,145
Stock-based compensation(a)	156	2,582	—	3,636	6,033
Impairment of goodwill(b)	—	—	361	—	—
Loss on disposal of property and equipment(c)	119	1,659	1,577	15	734

Adjusted EBITDA	$7,542	$18,727	$30,085	$30,223	$72,801

    (a)
    In 2003 and 2004, stock-based compensation expense was recorded in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Compensation to Employees. We adopted SFAS 123(R) on January 1, 2006 utilizing the modified prospective transition method and recorded stock-based compensation expense for all share-based payments granted or vested subsequent to December 31, 2005.

    (b)
    Represents impairment of goodwill during the year ended December 31, 2005. This is defined as a non-recurring item within our credit facilities.

    (c)
    Represents the write-off of property and equipment which is defined as a non-recurring item within our credit facilities.

(11)
We define free cash flow as cash provided by operating activities less capital expenditures. Our management uses free cash flow, and we present it to investors, because it is an important measure of the cash generation of our business and our ability to repay indebtedness and invest in our business.

(12)
We define annualized contract value as the aggregate value, on an annualized basis, of all recurring subscription contracts in effect on a reporting date. We included the value of the JPMorgan online services agreement for purposes of calculating annualized contract value, which amounted to $11.8 million for the years ended December 31, 2003, 2004 and 2005. The contract terminated in April 2006 and was therefore not included in annualized contract value at December 31, 2006 or 2007.

(13)
We define recurring revenue as a percentage of total revenue as revenue from subscription contracts divided by total revenue during the applicable period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the Item 1A—Risk Factors and elsewhere in this annual report.

Overview

        We are a leading provider of risk management and corporate governance products and services to participants in the global financial markets, as measured by revenues. Our products and services enable investors to measure and manage the market, credit, portfolio, governance, accounting, legal and environmental risks associated with their financial holdings. These offerings address multiple asset classes, markets and geographies to a broad group of market participants, including asset managers, hedge funds, pension funds, banks, insurance companies, financial advisors and corporations. Clients rely on us to better understand and manage risk of their financial holdings, to provide greater transparency to both their internal and external constituencies, to satisfy regulatory and reporting requirements and to make better investment decisions.

        As of December 31, 2007, we had approximately 3,500 clients located in 50 countries. Among our clients are 70 of the 100 largest investment managers, 34 of the 50 largest mutual fund companies, 42 of the 50 largest hedge funds, in each case as measured by assets under management and each of the 10 largest global investment banks, measured by revenues.

        On January 11, 2007, we acquired ISS through a series of merger transactions. On August 1, 2007, we completed our acquisition of CFRA, which is included in the financial operating results of ISS beginning on the date of its acquisition.

        Our growth strategy is focused on the following:

  •
  increasing sales to existing clients by providing additional data, research, analytical products and processing services, which we believe will be enhanced by leveraging our combined RiskMetrics and ISS sales forces;

  •
  expanding our client base by further penetrating our markets, including expanding our global footprint and attracting new clients, especially financial institutions which currently rely on internally developed risk management and proxy voting solutions; and

  •
  enhancing and extending our products and services, including the creation of new product and service offerings and by selectively pursuing acquisitions; while leveraging the economies of scale in our cost structure to grow revenues at a greater rate than operating expenses and thereby increase our operating margin.

        We benefit from a number of favorable attributes of our business model. These attributes include:

        Subscription-based revenue model:    We sell our services primarily on an annual subscription basis and have experienced high renewal rates. Recurring revenues accounted for approximately 92.7% of our total revenues in the year ended December 31, 2007, and we had a renewal rate of 91.4% during that time. Our subscription model and high renewal rates minimize volatility in our revenues and provide significant visibility for our future results.

        Leveragable cost structure:    Because we provide our services from a common technology and data infrastructure, we benefit from economies of scale. As a result, we have generally been able to increase adjusted EDITDA margins as our revenues have grown.

        Favorable cash flow characteristics:    Our subscription-based revenues and leveragable cost structure, combined with our positive working capital characteristics and low capital expenditure requirements, have historically allowed us to generate significant cash flow.

        In evaluating our results, we focus on several key financial and operating data including annualized contract value, renewal rates, sales to new customers, non-recurring revenues and Adjusted EBITDA. Our annualized contract value, which is described in detail below, is a leading indicator of our business and represents a large portion of our revenue in any given period. We track our performance across geographies and product and service lines.

        We expect to invest in our business to continue to grow our revenues. Compensation, data acquisition and technology infrastructure costs represent significant components of our operating expense structure. While we expect to increase our operating expenses over time to take advantage of market opportunities, we believe that the economies of scale in our operating model will allow us to grow our operating expenses at a lower rate than revenues and thereby increase our operating margins.

Our Revenues

        We generate a substantial majority of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. These contracts generally renew automatically on an annual basis. Our products and services are generally priced based on the access to our applications and services, including research, voting and reports purchased. We do not price our products and services based on our clients' assets under management. As a result, we are not subject to revenue fluctuations resulting from changes in our clients' AUM. Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client.

        Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the year ended December 31, 2007, approximately 92.7% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 91.4% for the year ended December 31, 2007, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of December 31, 2007 was $250,238.

        We also generate non-recurring revenue from sales of products and services without a subscription contract. In the year ended December 31, 2007, non-recurring revenue represented approximately 7.3% of total revenues.

Annualized Contract Value

        As a result of our subscription-based model and high renewal rates, at the end of any period, we generally have subscription contracts in place for a high percentage of our total revenues for the next 12 months. We monitor the contracted revenues from these agreements and refer to them as annualized contract value. We define our annualized contract value as the aggregate value on an annualized basis of all recurring subscription contracts in effect on a reporting date. Any revenues associated with subscription contracts that are entered into during a reporting period will be reflected in the annualized contract value beginning at the end of that period. As a result, annualized contract value at the end of any period is the annualized contract value at the beginning of the period plus the annualized contract revenue associated with new subscription contracts signed during that period minus the annualized contract revenues associated with subscription contracts not renewed. Annualized contract value does not include any fees associated with any non-recurring revenues.

        Annualized contract value is an important metric for our business. However, annualized contract value may differ from our future reported revenues due to a number of factors, which include:

  •
  new subscription-based revenues;

  •
  additional one-time revenue;

  •
  changes in the contract value of our subscription contracts;

  •
  cancellations and non-renewals of subscription contracts; and

  •
  revenue recognition timing differences due to U.S. GAAP.

        Our annualized contract value for the RiskMetrics business and ISS business as of December 31, 2005, 2006 and 2007, as well as the percentage growth period over period is set forth, separately for each business, in the table below. The annualized contract value for the RiskMetrics business as of December 31, 2005 includes the JPMorgan online services agreement that was terminated as of April 2006. The annualized contract value associated with this agreement was $11.8 million as of December 31, 2005. The growth of ISS' annualized contract value in 2005 was positively affected by the three acquisitions completed by ISS in 2005. ISS ACV growth in 2007 was complemented by the acquisition of $15.9 million from CFRA on August 1, 2007.

	As of December 31,
	2005	2006	2007
	(Amounts in thousands, except for percentages)
RiskMetrics business annualized contract value	$96,134	$101,686	$131,716

Percent growth		5.8%	29.5%
ISS business annualized contract value	$78,132	$89,938	$118,522

Percent growth		15.1%	31.8%

Renewal Rate

        Because non-renewals of subscription contracts decrease our annualized contract value, which in turn decreases our revenues, a key operating metric is renewal rate. Our renewal rate for any period is defined as the amount of annualized contract value that renews in a period divided by the amount of annualized contract value with an expiration date during that period. If a client has a higher contract value upon renewal of its existing contract, the amount in excess of the prior period's contract is considered new contract revenue for purposes of this calculation.

        The renewal rate for our RiskMetrics business and ISS business for the years ended December 31, 2005, 2006 and 2007, is set forth separately for each business, in the table below. We have calculated the renewal rate for our RiskMetrics business for the years ended December 31, 2005 and 2006 including the JPMorgan online services agreement that was terminated as of April 2006. The lower 75.5% renewal rate for RiskMetrics for the fiscal year ended December 31, 2006 was due largely to the termination of the JPMorgan online contract which accounted for approximately 12%, or half of the 24.5% non-renewal rate for that period.

	Year ended December 31,
	2005	2006	2007
RiskMetrics business renewal rate	88.9%	75.5%	91.1%
ISS business renewal rate	92.0%	91.0%	91.8%

Non-Recurring Revenues

        Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the years ended December 31, 2005, 2006 and 2007 are set forth in the table below. Our non-subscription services include implementation, compensation advisory services and similar services and overages related to ISS' Proxy Research and Voting business. Revenues from implementation are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients' actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients' overages are typically an indication of larger proxy voting contract renewals.

	Year ended December 31,
	2005	2006	2007
RiskMetrics business percent non-recurring revenue	5.8%	3.4%	2.4%
ISS business percent non-recurring revenue	15.6%	14.2%	12.3%

Our Operating Costs and Expenses

        Compensation expense represents a substantial majority of our expenses across all of our operating functions. Compensation expenses before stock-based compensation expense are comprised of base salary, bonuses, benefits, payroll taxes and sales commissions. While we expect to grow our headcount over time to take advantage of our market opportunity, we believe that the economies of scale in our operating model will allow us to grow our compensation expenses at a lower rate than revenues.

        Other meaningful operating expenses are data, proxy voting fees, occupancy and telecommunications and web hosting costs. Since we deliver our products and services using a common data and technology infrastructure, we expect these expenses to generally increase at less than the rate of revenue growth. Overall, our goal is to keep the rate of growth of these operating expenses below the rate of growth of our revenues. However, in order to take advantage of growth opportunities, we may invest in our business in order to support increased revenue growth. This might result in variability in our operating margin in the short term.

        We allocate compensation expenses, including stock-based compensation expense, to our cost of revenues, sales and marketing, research and development and general and administrative expense categories based on the actual costs associated with each employee. Other costs associated with the employees, such as occupancy, travel and telecommunications, are included in the same cost categories as the corresponding employees. The following summarizes certain of our significant operating expenses:

Costs of Revenues

        Costs of revenues include costs related to production of proxy research and voting, web hosting, data, account management, implementation and systems operations. Costs in this area consist primarily of staff compensation and related costs and payments to third party vendors, including third party web hosting and data providers.

Research and Development

        Research and development expenses include costs related to application, technology infrastructure and analytics development. Costs in this area consist primarily of staff compensation costs and related expenses and consultant expenses.

Selling and Marketing

        Selling and marketing expenses consist of costs related to our sales force and marketing professionals. These costs include staff compensation costs and related expenses, including commissions, and general marketing costs.

General and Administrative

        General and administrative expenses consist of expenses for finance, legal, accounting, human resources and information technology personnel. Costs in this area primarily consist of staff compensation and related expenses, legal costs, insurance costs, accounting fees and other professional services fees.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization of property and equipment includes depreciation of software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded over the respective useful lives of the related assets. Depreciation also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets' useful life, and the amortization of capitalized software costs. While both leasehold improvements and capitalized software costs are amortized, they are included in the depreciation line item in order to segregate amortization of intangibles which have been acquired.

Amortization of Intangible Assets

        Amortization expense includes the amortization of definite life intangible assets such as technology, contracts, customer relationships, trade names, license agreements, proprietary process and non-compete agreements acquired, which are amortized over their estimated useful lives.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies include the following:

Revenue Recognition

        The majority of our revenues are generated from contracted annual subscriptions, for which we receive fees from clients who utilize our products and services. We recognize the revenues on a straight line basis over the term of the subscription which is typically one to three years. We recognize revenue from subscriptions in accordance with SEC Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, since we provide our products as a service. Ongoing customer support and the right to unspecified upgrades are included as part of the subscription and are not separate components in the contract. We also recognize revenue on software sales in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

        We recognize revenue when all of the following conditions are met:

  •
  there is persuasive evidence of an arrangement;

  •
  the service has been provided to the customer;

  •
  the collection of the fees is reasonably assured; and

  •
  the amount of fees to be paid by the customer is fixed or determinable.

        In situations where contracts include client acceptance provisions, we do not recognize revenue until such time as the client has confirmed its acceptance.

        We also recognize revenue from non-subscription services including implementation, compensation advisory and proxy business overages. Revenues from implementation are recognized on a deferred basis as the related subscription service is provided, some compensation advisory service revenues are recognized over a three-month period and other non-recurring revenues are recognized once the service is provided.

Goodwill and Intangibles

        Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment (beginning in 2008) using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater that the implied value, an impairment loss is recognized for the difference.

        The implied value of goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

        Intangible assets, including technology, contracts, customer relationships, certain trade names, license agreements and non-compete agreements arising principally from acquisitions, are recorded at cost less accumulated amortization and our definite-lived intangibles are amortized using a method which reflects the pattern in which the economic benefit of the related intangible asset is utilized. Intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to annual impairment tests or whenever events or circumstances indicate impairment may have occurred. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

        As of December 31, 2007, we had goodwill and intangible assets of $635,105. Our first impairment evaluation will be prepared on October 1, 2008. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Stock-Based Compensation

        We adopted SFAS 123(R), as of January 1, 2006. SFAS 123(R) replaced the existing requirements under SFAS No. 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock-based Compensation to Employees, or APB 25. According to SFAS 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of income.

        Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the expense is recognized ratably over the award's vesting period. Prior to the adoption of SFAS 123(R), we recognized compensation for unvested awards under the graded vesting method, and will continue to do so in all grants made prior to January 1, 2006. For all grants made subsequent to December 31, 2005, we recognize compensation cost under the straight-line method.

        We measure the fair value of stock options on the date of grant using a Black-Scholes option-pricing model which requires the use of several estimates, including:

  •
  the volatility of our stock price;

  •
  the expected life of the option;

  •
  risk free interest rates; and

  •
  expected dividend yield.

        Prior to the completion of our initial public offering in January 2008, we were not a publicly traded company, and as a result we had limited historical information on the price of our stock as well as employees' stock option exercise behavior. As a result, we could not rely on historical experience alone to develop assumptions for stock price volatility and the expected life of options. As such, our stock price volatility was estimated with reference to a peer group of companies. Subsequent to the completion of this offering, we will utilize the closing prices of our publicly-traded stock to determine our volatility.

        The expected life of options is based on internal studies of historical experience and projected exercise behavior. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. We utilize a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. We have not and do not expect to pay dividends on our common shares.

        We recorded stock-based compensation expense of $6,033 for the year ended December 31, 2007. In addition, immediately prior to the completion of our initial public offering we granted each of our full-time employees an option to acquire 500 shares of our common stock, at an exercise price equal to the initial public offering price. Such grant will result in increased future stock-based compensation expense of approximately $3.0 million over the next four years. The use of different assumptions in the Black-Scholes model would result in different amounts of stock-based compensation expense.

Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Significant Factors, Assumptions and Methodologies Used in Determining the Fair Value of our Capital Stock leading up to our Initial Public Offering

        Prior to 2007, members of our management possessing the requisite valuation experience estimated the fair value of our capital stock, with assistance from our board of directors. We did not obtain contemporaneous valuations prepared by an unrelated valuation specialist at the time of each stock option issuance because we believed our management possessed the requisite valuation expertise to prepare a reasonable estimate of the fair value of the interests at the time of each issuance since inception. Subsequent to determining the fair value of our common stock, we considered the guidance prescribed by the American Institute of Certified Public Accountants in its practice aid, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation," or the Practice Aid. We believe the methodology we applied was in compliance with the Practice Aid.

        According to paragraph 11 of the Practice Aid, quoted market prices in active markets are the best evidence of fair value of a security and should be used as the basis for the measurement of fair value, if available. Since quoted market prices for our securities are not available, the estimate of fair value should be based on the best information available at the time of the valuation, including prices for similar securities and the results of using other valuation techniques. Privately held enterprises or shareholders sometimes engage in arm's-length cash transactions with unrelated parties for the issuance or sale of their equity securities, and the cash exchanged in such a transaction is, under certain conditions, an observable price that serves the same purpose as a quoted market price. Those conditions are (a) the equity securities in the transaction are the same securities as those with which the fair value determination is being made, and (b) the transaction is a current transaction between willing parties. To the extent that arm's-length cash transactions had occurred, we utilized those transactions to determine the fair value of our common stock. When arm's-length transactions as described above were not available, then we utilized other valuation techniques that are reflected within the Practice Aid. The methodologies and assumptions were applied consistently over the various grant dates. The determination of the fair value of our common stock requires us to make judgments that are complex and inherently subjective.

        The derived fair value of our common stock underlying the options was determined at regular intervals based on an internal valuation prepared by management with the appropriate level of competency. The fair market value was used as the exercise price for new equity options issued subsequent to that valuation. Each fair market value was approved by our board of directors.

        In determining the value of our common stock underlying the stock options, we considered the guidance within the Practice Aid and determined that we had applied generally accepted valuation methodologies, including the guideline company method, a variation of the market approach based on comparable company multiples. The guideline company method incorporates certain assumptions including the market performance of comparable listed companies as well as the financial results and growth trends of the company, to derive the total equity value of the company. The comparable companies were comprised of a combination of companies in the financial services information and technology businesses.

        We believe using companies in this line of business provides a reasonable basis for estimating the fair value of our common stock because they are most comparable to our operations. We believe that using the guideline company method provides the nearest relative value that can be found in the market and is therefore the best indicator of our value. In determining the valuation of our common stock, we primarily used EBITDA which is a commonly used valuation metric for companies in our industry. We define EBITDA as net income (loss) before interest expense, interest income, income tax expense (benefit), depreciation and amortization of property and equipment and amortization of intangible assets.

        Prior to the agreement to acquire ISS in November 2006, we employed the guideline company approach and utilized a multiple of EBITDA to determine the strike prices of our option grants. The multiple applied was based on a quantitative and qualitative assessment of the facts and circumstances at the time of the grants. Our value was established using a multiple of EBITDA of similar companies within a group of our publicly traded peers. The factors we considered when estimating our enterprise value included (i) general private company discounts, (ii) the impact of the greater risk and uncertainty inherent in our size and current stage and (iii) our relative growth rate and profitability relative to the comparables.

        The other factors we examined when estimating the multiple of EBITDA to apply, were: (i) the time we believed it would take for us to issue stock in a public offering; (ii) the volatility of our stock; (iii) the risk of completing an initial public offering; and (iv) our smaller size relative to market comparables. Estimating the volatility of the share price of a privately held company is complex because there is no readily available market for the shares. We considered these and determined a multiple of EBITDA that would be appropriate based on the evidence available.

        From December 31, 2005 until the execution of the agreement to acquire ISS on November 1, 2006, we do not believe that the fair market value of RiskMetrics changed given its financial performance relative to fiscal 2005.

        On November 1, 2006, we agreed to acquire ISS for cash, stock and roll over of ISS options. As part of the transaction, ISS stock options held by ISS employees were converted into options to acquire our common stock and ISS shares held by ISS employees and other stockholders were converted into shares of our common stock. The exchange ratio used to convert these shares and options was a result of an arms length negotiation of the valuation of ISS and RiskMetrics. For purposes of calculating the exchange ratio, the valuation of our company was $15.29 per share of common stock. Our board of directors determined that the strike price for options issued subsequent to the agreement to acquire ISS should be at this per share value. In making this determination, our management and board of directors considered:

  •
  the valuation implied in the ISS transaction;

  •
  the valuation relative to comparable public companies;

  •
  the increase in our size and scope resulting from the ISS acquisition; and

  •
  the increased likelihood of an initial public offering given our size after the ISS transaction.

        All options issued subsequent to the agreement to acquire ISS and before June 30, 2007 were issued with a strike price of $15.29, using the approach described above. On June 29, 2007, we agreed to acquire CFRA for cash and stock. The exchange ratio used to convert the stock was the result of an arms length negotiation of the valuation of CFRA and our company. For purposes of calculating the exchange ratio, the valuation of our company was $16.50 per share of common stock. On July 26, 2007, we performed an internal valuation of our capital stock taking into account the progress of our company and the CFRA acquisition, and established the fair market value per share of $16.50, using the approach described above. All employee stock grants made through August 2007 were issued at such per share price. No stock option grants occurred between September 2007 through December 2007. As of December 31, 2007, our share price was $16.50.

        In January 2008, we completed an initial public offering of 14,000,000 shares of common stock at $17.50 per share less underwriting discounts, which included 4,035,816 shares sold by selling stockholders. We did not receive any proceeds from the sale of the shares by the selling stockholders. In addition, we granted the underwriters an option to purchase a maximum of 2,100,000 additional shares of common stock from us to cover over-allotments, which was exercised in full in January 2008. Immediately prior to the consummation of the initial public offering, we granted 1,563,500 stock options to employees at an exercise price equal to the initial public offering price of $17.50 per share.

Income Taxes

        We account for income taxes using the liability method in accordance with SFAS No. 109 Accounting for Income Taxes, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

        On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of FIN 48, we recognized an approximate $0.4 million increase in the current tax liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled $1.1 million of which $0.4 million would favorably impact our effective tax rate, if recognized. The remaining $0.7 million of liability for unrecognized tax benefits represents deferred tax liabilities established by ISS effective January 1, 2007. Since the liability was recognized prior to the date of acquisition, if the liability is reversed in the future it will be reflected as a reduction of goodwill.

Results of Operations

Segments and Periods Presented

        Prior to January 1, 2007, we operated as a single reportable segment. As a result of our acquisition of ISS and based on a review of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have determined that we now operate in two segments, "the RiskMetrics business" and the "ISS business."

        We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. We have done so because the results of ISS are not included in our results of operations until January 12, 2007, but constitute a substantial portion of our business. As a result, in order to provide a meaningful discussion of our ongoing business, we have provided a discussion of the following:

Consolidated Results of Operations

  •
  our consolidated results of operations for the year ended December 31, 2007 (which include the results of operations of our RiskMetrics business and, for the periods following our acquisitions of ISS and CFRA on January 11, 2007 and August 1, 2007, respectively, our ISS business) compared to the year ended December 31, 2006 (including the results of operations for only our RiskMetrics business);

  •
  our consolidated results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 (which in the case of 2006 and 2005 includes the results of operations for only our RiskMetrics business);

Segment Results of Operations

  •
  the results of operations for our RiskMetrics business for the year ended December 31, 2007 compared to the year ended December 31, 2006 (in each case including the results of operations for only our RiskMetrics business);

  •
  the results of operations of our ISS business for the period from our acquisition of this business on January 11, 2007 through December 31, 2007 compared to the year ended December 31, 2006; and

  •
  the results of operations of our ISS business for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Factors Affecting the Comparability of Results

        As discussed above, our acquisition of ISS impacts the comparability of our results of operations. In addition, the financial results of CFRA, which was acquired on August 1, 2007, have been included in the results of our ISS business only since the date of its acquisition. CFRA supplements the ISS business and is being integrated to support the Financial Research and Analysis product and services offerings.

        In March 2003, we acquired JPMorgan Advisory, Inc., an entity which primarily provided wealth management products and services to JPMorgan. In connection with the acquisition, we entered into a three year online services agreement under which we agreed to provide to JPMorgan a customer-specific set of products and services related to the acquired Wealth Management products and services which were unrelated to our WealthBench product. In 2005, we were notified by JPMorgan that our contract would not be renewed upon the termination of the three year agreement on March 31, 2006. The contract was subsequently extended through April 30, 2006. The results of operations of RiskMetrics Group Inc. and the RiskMetrics Business reflect the revenues from the JPMorgan online services agreement through April 30, 2006.

        Between May 2005 and August 2005, ISS completed the acquisitions of three companies engaged in proxy services in Belgium, Australia and the United States. The results of operations of ISS during 2005 reflect the addition of the results of operations of these companies from the date of their respective acquisitions.

Risk Metrics Group, Inc.

Year ended December 31, 2007 compared to the year ended December 31, 2006

	Year Ended December 31,		Increase (decrease) for year ended December 31, 2007 compared to 2006
	2006	2007	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$101,236	$240,301	$139,065	137.4%

Operating costs and expenses:
Cost of revenues(1)	25,618	77,317	51,699	201.8%
Research and development expenses(1)	21,202	31,142	9,940	46.9%
Selling and marketing expenses(1)	14,977	35,420	20,443	136.5%
General and administrative expenses(1)	12,852	29,654	16,802	130.7%
Depreciation and amortization of property and equipment	4,081	7,419	3,338	81.8%
Amortization of intangible assets	770	19,145	18,375	2,386.4%
Loss on disposal of property and equipment	15	734	719	4,793.3%

Total operating costs and expenses	79,515	200,831	121,316	152.6%

Income from operations	21,721	39,470	17,749	81.7%

Interest, dividend and investment income (expense), net	2,500	(35,358)	(37,858)	(1,514.3)%

Income before provision for income taxes	24,221	4,112	(20,109)	(83.0)%
Provision for income taxes	8,200	1,711	(6,489)	(79.1)%

Net income	$16,021	$2,401	(13,620)	(85.0)%

(1)
Stock-based compensation expense included in operating expenses is as follows:

	Year Ended December 31,		Increase (decrease) for year ended December 31, 2007 compared to 2006
	2006	2007	Amount	%
	(Amounts in thousands, except percentages)
Cost of revenues	$876	$2,001	$1,125	128.4%
Research and development expenses	909	1,199	290	31.9%
Selling and marketing expenses	490	747	257	52.5%
General and administrative expenses	1,361	2,086	725	53.3%

Total stock-based compensation expense	$3,636	$6,033	$2,397	65.9%

        The following table provides information with respect to our revenues in certain geographic regions:

	Year ended December 31, 2006		Year ended December 31, 2007		Increase (decrease) for year ended December 31, 2007 compared to 2006
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Amount	%
	(Amounts in millions, except percentages)
Americas	$52.7	52.1%	$148.9	62.0%	$96.2	182.5%
Europe, Middle East and Africa (EMEA)	39.5	39.0%	75.4	31.4%	35.9	90.9%
Asia	9.0	8.9%	16.0	6.6%	7.0	77.8%

Total	$101.2	100.0%	$240.3	100.0%	$139.1	137.4%

        Set forth below is a discussion of the year ended December 31, 2006 compared to the year ended December 31, 2007 for RiskMetrics Group, Inc. This discussion focuses primarily on the impact of our acquisition of ISS on January 11, 2007 and its effects on our results of operations. For a more detailed discussion of the results of operations of each of our RiskMetrics and ISS businesses, please see the separate discussions of the results of operations for RiskMetrics and ISS for these periods set forth below.

        Revenues.    Revenues increased from $101.2 million in 2006 to $240.3 million in 2007, or 137.4%. The increase consisted of revenues of $119.2 million attributable to ISS and included as a result of our acquisition of ISS on January 11, 2007 and increased revenue of $19.9 million relating to RiskMetrics.

        Operating costs and expenses.    Total operating expenses increased from $79.5 million in 2006 to $200.8 million in 2007, or 152.6%. The increase consisted of operating expenses of $110.9 million attributable to ISS and included as a result of our acquisition of ISS and an increase of $10.4 million relating to RiskMetrics.

        Cost of revenues.    Cost of revenues increased from $25.6 million in 2006 to $77.3 million in 2007, or 201.8%. The increase was primarily due to cost of revenues of $47.2 million attributable to ISS and included as a result of our acquisition of ISS and an increase of $4.5 million relating to RiskMetrics. The increase in cost of revenues for RiskMetrics resulted from an increase in client support, data and web hosting costs. As a percentage of revenues, cost of revenues increased from 25.3% to 32.2%. This increase in cost of revenues as a percentage of revenues reflects the acquisition of ISS, which has historically operated with cost of revenues as a higher percentage of revenues than RiskMetrics, as well as the increased costs at RiskMetrics as discussed above. We believe that going forward, our cost of revenue as a percentage of revenues will decrease due to the increased scalability of operations across our combined company resulting from our internal resources and third party vendor relationships.

        Research and development expenses.    Research and development expenses increased from $21.2 million in 2006 to $31.1 million in 2007, or 46.9%. The increase was primarily due to research and development expenses of $7.1 million attributable to ISS and included as a result of our acquisition of ISS, and an increase of $2.8 million relating to RiskMetrics. As a percentage of revenues, research and development expenses decreased from 20.9% to 13.0%. The decrease in research and development expenses as a percentage of revenues reflects the acquisition of ISS, which has historically operated with research and development expenses as a lower percentage of revenues than RiskMetrics.

        Selling and marketing expenses.    Selling and marketing expenses increased from $15.0 million in 2006 to $35.4 million in 2007, or 136.5%. The increase was primarily due to selling and marketing expenses of $18.3 million attributable to ISS and included as a result of our acquisition of ISS, and an increase of $2.1 million relating to RiskMetrics. As a percentage of revenues, selling and marketing expenses decreased from 14.8% to 14.7%. Selling and marketing expenses as a percentage of revenues have historically been approximately the same for both RiskMetrics and ISS.

        General and administrative expenses.    General and administrative expenses increased from $12.9 million in 2006 to $29.7 million in 2007, or 130.7%. The increase was primarily due to general and administrative expenses of $15.5 million included as a result of our acquisition of ISS, and an increase of $1.3 million relating to RiskMetrics. As a percentage of revenues, general and administrative expenses decreased from 12.7% to 12.3%. The decrease in general and administrative expenses as a percentage of revenues reflects the results of ISS merger integration efforts.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased from $4.1 million in 2006 to $7.4 million in 2007, or 81.8%. The increase was primarily due to depreciation of $3.0 million resulting from the acquisition of ISS and an increase of $0.3 million relating to RiskMetrics.

        Amortization of intangible assets.    Amortization of intangible assets increased from $0.8 million in 2006 to $19.1 million in 2007 as a result of our acquisitions of ISS and CFRA.

        Loss on disposal of property and equipment.    Loss on disposal of property and equipment was primarily due to the abandonment of a software project which resulted in a loss of approximately $0.6 million in 2007.

        Interest, dividend and investment income (expense), net.    Net interest, dividend and investment income was $2.5 million of income in 2006 and $35.4 million of expense in 2007. The change was due to interest expense incurred on the $425 million of debt incurred as a result of the ISS acquisition on January 11, 2007 and $15.0 million of additional indebtedness under our first lien revolving credit facility incurred in connection with our acquisition of CFRA on August 1, 2007. In January 2008, we completed our initial public offering and utilized $125.0 million of proceeds to re-pay our entire second lien, which is expected to result in decreased interest expense in fiscal 2008.

        Provision for income taxes.    Income taxes decreased from a provision of $8.2 million in 2006 to a provision of $1.7 million in 2007, or 79.1%. The decrease was the result of a decline in pre-tax income in 2007, as a result of the large amount of interest expense and amortization resulting from the acquisitions of ISS and CFRA.

        The provision for income taxes represents an effective tax rate of 41.6% for 2007 as compared to an effective rate of 33.9% for 2006. The effective rate changed from 2006 to 2007 mainly due to an increase in non-deductible stock-based compensation expense attributable to incentive stock options as well as a decline in pre-tax income. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

        Net income.    Net income decreased from $16.0 million in 2006 to $2.4 million in 2007, or 85.0%. The decrease was primarily due to additional amortization and interest expense related to the acquisitions of ISS and CFRA.

Segment results of operations

RiskMetrics Business

Year ended December 31, 2007 compared to the year ended December 31, 2006

	Year ended December 31,		Increase (decrease) for year ended December 31, 2007 compared to 2006
	2006	2007	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$101,236	$121,126	$19,890	19.6%

Operating costs and expenses:
Cost of revenues(1)	25,618	30,103	4,485	17.5%
Research and development expenses(1)	21,202	24,002	2,800	13.2%
Selling and marketing expenses(1)	14,977	17,101	2,124	14.2%
General and administrative expenses(1)	12,852	14,105	1,253	9.7%
Depreciation and amortization of property and equipment	4,081	4,439	358	8.8%
Amortization of intangible assets	770	—	(770)	(100.0)%
Loss on disposal of property and equipment	15	161	146	973.3%

Total operating costs and expenses	79,515	89,911	10,396	13.1%

Income from operations	$21,721	$31,215	$9,494	43.7%

(1)
Stock-based compensation expense included in operating expenses is as follows:

	Year ended December 31,		Increase (decrease) for year ended December 31, 2007 compared to 2006
	2006	2007	Amount	%
	(Amounts in thousands, except percentages)
Cost of revenues	$876	$1,034	$158	18.0%
Research and development expenses	909	764	(145)	(16.0)%
Selling and marketing expenses	490	560	70	14.3%
General and administrative expenses	1,361	1,025	(336)	(24.7)%

Total stock-based compensation expenses	$3,636	$3,383	$(253)	(7.0)%

        The following table provides information with respect to our revenues in certain geographic regions:

	Year ended December 31, 2006		Year ended December 31, 2007		Increase (decrease) for year ended December 31, 2007 compared to 2006
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Amount	%
	(Amounts in millions, except percentages)
Americas	$52.7	52.1%	$56.5	46.7%	$3.8	7.2%
Europe, Middle East and Africa (EMEA)	39.5	39.0%	54.6	45.0%	15.1	38.2%
Asia	9.0	8.9%	10.0	8.3%	1.0	11.1%

Total	$101.2	100.0%	$121.1	100.0%	$19.9	19.6%

        Revenues.    Revenues increased from $101.2 million in 2006 to $121.1 million in 2007, or 19.6%. The $19.9 million increase in revenues was primarily due to a $22.3 million, or 27%, increase in revenues from our Market Risk products and services, partially offset by a $4.3 million reduction in revenues due to the loss of the JPMorgan online services agreement. The increase in revenues from our Market Risk products and services was due to strong sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services. Increased revenues resulted from both increased sales to existing customers and sales to new customers. As a percentage of total revenues, revenues from our Market Risk products and services increased from 80% in 2006 to 86% in 2007.

        Revenue growth was also driven by our sales in the EMEA region as revenues increased 38.2% from 2006 to 2007, driven by strong sales of RiskManager in this region due to, among other things, the need for financial services firms to comply with new regulatory requirements. Americas' 2007 revenue growth was adversely impacted by the $4.3 million reduction in revenues from the JP Morgan online services agreement.

        Operating costs and expenses.    Operating expenses increased from $79.5 million in 2006 to $89.9 million in 2007, or 13.1%. The increase was mainly due to increased compensation costs of $7.7 million related to higher headcount, bonus accrual and commissions as well as higher data and web hosting costs. As a percentage of revenues, operating expenses decreased from 78.5% to 74.2% due to increased economies of scale and the elimination of amortization expense resulting from the termination of the JPMorgan online contract.

        Cost of revenues.    Cost of revenues increased from $25.6 million in 2006 to $30.1 million in 2007, or 17.5%. The increase was primarily due to $1.8 million of increased compensation costs primarily from our London office to support our revenue growth in Europe, a $0.5 million increase in third-party data costs due to the increased breadth of product offerings and an increase of $0.5 million in web hosting costs associated with various locations. As a percentage of revenues, cost of revenues decreased from 25.3% to 24.9%.

        Research and development expenses.    Research and development expenses increased from $21.2 million in 2006 to $24.0 million in 2007, or 13.2%. The increase was primarily due to increased employee compensation costs due to increased headcount in various locations. As a percentage of revenues, research and development expenses decreased from 20.9% to 19.8%.

        Selling and marketing expenses.    Selling and marketing expenses increased from $15.0 million in 2006 to $17.1 million in 2007, or 14.2%. The increase was primarily due to increased sales commissions of $0.8 million based on a higher volume of new sales in 2007, increase in marketing expenses and increased compensation costs. As a percentage of revenues, selling and marketing expenses decreased from 14.8% to 14.1%.

        General and administrative expenses.    General and administrative expenses increased from $12.9 million in 2006 to $14.1 million in 2007, or 9.7%. The increase was primarily due to increased employee compensation costs and merger integration costs. As a percentage of revenues, general and administrative expenses decreased from 12.7% to 11.6%.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased from $4.1 million in 2006 to $4.4 million in 2007, or 8.8% due to increased capital expenditures for computer hardware and software.

        Amortization of intangible assets.    Amortization of intangible assets decreased from $0.8 million in 2006 to zero in 2007. During 2005, we were notified that our contract with JPMorgan for online services would not be renewed. As such, we accelerated the amortization of the intangible assets related to the agreement over their remaining useful lives. This acceleration resulted in $0.8 million of amortization expense in 2006.

ISS Business

The period January 12, 2007 to December 31, 2007 compared to the year ended December 31, 2006

			Increase (decrease) for the period January 12, 2007 to December 31, 2007 compared to the year ended December 31, 2006
	Year ended December 31, 2006	January 12, 2007 to December 31, 2007
			Amount	%
	(Amounts in thousands, except percentages)
Revenues	$103,269	$119,175	$15,906	15.4%

Operating costs and expenses:
Cost of revenues(1)	39,933	47,214	7,281	18.2%
Research and development expenses(1)	6,070	7,140	1,070	17.6%
Selling and marketing expenses(1)	15,728	18,319	2,591	16.5%
General and administrative expenses(1)	16,678	15,549	(1,129)	(6.8)%
Depreciation and amortization of property and equipment	3,578	2,980	(598)	(16.7)%
Amortization of intangible assets	2,520	19,145	16,625	659.7%
Loss on disposal of property and equipment	—	573	573	100.0%

Total operating costs and expenses	84,507	110,920	26,413	31.3%

Income from operations	$18,762	$8,255	$(10,507)	(56.0)%

(1)
Stock-based compensation expense included in operating expenses is as follows:

			Increase (decrease) for the period January 12, 2007 to December 31, 2007 compared to the year ended December 31, 2006
	Year ended December 31, 2006	January 12, 2007 to December 31, 2007
			Amount	%
	(Amounts in millions, except percentages)
Cost of revenues	$635	$967	$332	52.3%
Research and development expenses	76	435	359	472.4%
Selling and marketing expenses	89	187	98	110.1%
General and administrative expenses	1,015	1,061	46	4.5%

Total stock-based compensation expense	$1,815	$2,650	$835	46.0%

        The following table provides information with respect to our ISS business revenues in certain geographic regions:

	Year ended December 31, 2006		January 12, 2007 to December 31, 2007		Increase (decrease) for the period January 12, 2007 to December 31, 2007 compared to the year ended December 31, 2006
Region		% of Total Revenue		% of Total Revenue
	Revenue		Revenue		Amount	%
	(Amounts in millions, except percentages)
Americas	$83.0	80.3%	$92.5	77.6%	$9.5	11.4%
Europe, Middle East and Africa (EMEA)	16.1	15.6%	20.8	17.4%	4.7	29.2%
Asia	4.2	4.1%	5.9	5.0%	1.7	40.5%

Total	$103.3	100.0%	$119.2	100.0%	$15.9	15.4%

        Revenues.    Revenues increased from $103.3 million for the year ended December 31, 2006 to $119.2 million for the period from January 12, 2007 to December 31, 2007, or 15.4%. The acquisition of CFRA on August 1, 2007 generated additional revenues of $7.2 million during the period from August 1, 2007 to December 31, 2007.

        During the period from January 1 to January 11, 2007, ISS recognized revenues of $3.3 million. Had this revenue been included in the year ended December 31, 2007, revenue for the year ended December 31, 2007 would have been $122.5 million, an increase of 18.6% as compared to the year ended December 31, 2006. All the information provided in the remainder of this paragraph reflects the inclusion of the revenues for this 11-day period. The increase in revenues was primarily due to an increase in revenue from our Financial Research and Analysis products and services which increased from $24.0 million to $35.7 million, or 48%, due to the inclusion of $7.2 of CFRA revenue and the growth of our revenues from our Compensation Advisory Services, ES&G and M&A Edge products. Revenues from our Governance Services increased 9.5% from $79.3 million to $86.8 million and accounted for 71% of total revenue for the year ended December 31, 2007. Revenues from the Americas accounted for 77.6% of ISS revenues in the year ended December 31, 2007, down from 80.3% in the year ended December 31, 2006, as ISS continued to diversify geographically.

        Operating costs and expenses.    Total operating expenses increased from $84.5 million for the year ended December 31, 2006 to $110.9 million for the period from January 12, 2007 to December 31, 2007, or 31.3%. The increase in operating expenses was primarily due to a $16.6 million increase in amortization of intangible assets that resulted from the acquisitions of ISS and CFRA by RiskMetrics, and an additional $7.0 million in operating expenses from CFRA. As a percentage of revenues, operating costs and expenses increased from 81.8% to 93.1% primarily due to an increase in amortization expense.

        Cost of revenues.    Cost of revenues increased from $39.9 million for the year ended December 31, 2006 to $47.2 million for the period from January 12, 2007 to December 31, 2007, or 18.2%. The increase was primarily due to increased compensation costs, including stock-based compensation of $0.3 million and $3.1 million of CFRA costs partially offset by the elimination of a special bonus paid to option holders in 2006 in connection with a cash dividend paid by ISS to its stockholders. As a percentage of revenues, cost of revenues increased from 38.7% to 39.6%, primarily due to CFRA revenue in the current period, which historically generates a higher cost of revenue than ISS.

        Research and development expenses.    Research and development expenses increased from $6.1 million for the year ended December 31, 2006 to $7.1 million for the period from January 12, 2007 to December 31, 2007, or 17.6%. The increase was primarily due to increased compensation costs, including stock-based compensation of $0.4 million. As a percentage of revenues, research and development expenses increased from 5.9% to 6.0%.

        Selling and marketing expenses.    Selling and marketing expenses increased from $15.7 million for the year ended December 31, 2006 to $18.3 million for the period from January 12, 2007 to December 31, 2007, or 16.5%. The increase was primarily due to the inclusion of $1.4 million in CFRA costs, and increased commissions due to the increase in sales. As a percentage of revenues, selling and marketing expenses increased slightly from 15.2% to 15.4%.

        General and administrative expenses.    General and administrative expenses decreased from $16.7 million for the year ended December 31, 2006 to $15.5 million for period from January 12, 2007 to December 31, 2007, or 6.8%. The decrease was primarily due to the elimination of the special bonus paid to option holders in 2006 in connection with a cash dividend paid by ISS to its stockholders and reduced compensation as a result of reduced headcount, partially offset by additional CFRA costs and increased consulting and accounting costs. As a percentage of revenues, general and administrative expenses decreased from 16.2% to 13.0% due to integration efforts.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment decreased from $3.6 million for the year ended December 31, 2006 to $3.0 million for the period from January 12, 2007 to December 31, 2007, or 16.7% due to the valuation of such assets in connection with the ISS acquisition by RiskMetrics.

        Amortization of intangible assets.    Amortization of intangible assets increased from $2.5 million for the year ended December 31, 2006 to $19.1 million for the period from January 12, 2007 to December 31, 2007. The increase was due to $19.1 million of amortization of intangible assets related to the acquisitions of ISS and CFRA.

        Loss on disposal of property and equipment.    We abandoned a software project which resulted in a loss on disposal of property and equipment of approximately $0.6 million in 2007.

RiskMetrics Business (Consolidated Results of Operations)

Year ended December 31, 2006 compared to the year ended December 31, 2005

	Year ended December 31,		Increase (decrease) for year ended December 31, 2006 compared to 2005
	2005	2006	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$93,637	$101,236	$7,599	8.1%

Operating costs and expenses:
Cost of revenues(1)	23,704	25,618	1,914	8.1%
Research and development expenses(1)	16,099	21,202	5,103	31.7%
Selling and marketing expenses(1)	12,257	14,977	2,720	22.2%
General and administrative expenses(1)	11,492	12,852	1,360	11.8%
Depreciation and amortization of property and equipment	3,551	4,081	530	14.9%
Amortization of intangible assets	2,713	770	(1,943)	(71.6)%
Impairment of goodwill	361	—	(361)	(100.0)%
Loss on disposal of property and equipment	1,577	15	(1,562)	(99.0)%

Total operating costs and expenses	71,754	79,515	7,761	10.8%

Income from operations	21,883	21,721	(162)	(0.7)%

Interest, dividend and investment income	1,438	2,549	1,111	77.3%
Interest expense	—	(49)	(49)	—

Interest, dividend and investment income, net	1,438	2,500	1,062	73.9%

Income before provision for income taxes	23,321	24,221	900	3.9%
Provision for income taxes	7,640	8,200	560	7.3%

Net income	$15,681	$16,021	$340	2.2%

(1)
Stock-based compensation expense included in operating expenses is as follows:

	Year ended December 31,		Increase (decrease) for year ended December 31, 2006 compared to 2005
	2005	2006	Amount	%
	(Amounts in thousands, except percentages)
Cost of revenues	$—	$876	$876	—
Research and development expenses	—	909	909	—
Selling and marketing expenses	—	490	490	—
General and administrative expenses	—	1,361	1,361	—

Total stock-based compensation expense	$—	$3,636	$3,636	—

        The following table provides information with respect to our RiskMetrics business revenues in certain geographic regions:

	Year ended December 31, 2005		Year ended December 31, 2006		Increase (decrease) for year ended December 31, 2006 compared to 2005
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Amount	%
	(Amounts in millions, except percentages)
Americas	$55.6	59.4%	$52.7	52.1%	$(2.9)	(5.2)%
Europe, Middle East and Africa (EMEA)	30.0	32.1%	39.5	39.0%	9.5	31.7%
Asia	8.0	8.5%	9.0	8.9%	1.0	12.5%

Total	$93.6	100.0%	$101.2	100.0%	$7.6	8.1%

        Revenues.    Revenues increased from $93.6 million in 2005 to $101.2 million in 2006, or 8.1%. The $7.6 million increase in revenues was primarily due to a $16.7 million, or 25.9%, increase in revenues from our Market Risk products and services, offset by an $8.4 million reduction in revenues due to the loss of the JPMorgan online services agreement. The increase in revenues from our Market Risk products and services was due to strong sales of our RiskManager web-based application and managed services offerings to asset managers and hedge funds as they increased their outsourcing of risk reporting services. Increased revenues resulted from both increased sales to existing customers and sales to new customers. As a percentage of revenues, revenues from our Market Risk products and services increased from 68.8% in 2005 to 80.1% in 2006.

        Revenues from the EMEA region increased by 31.7% in 2006 compared to 2005, driven by strong sales of our RiskManager products and services in this region, primarily due to the need for financial services firms to comply with new regulatory requirements. Revenues from the Americas region was adversely impacted in 2006 by the $8.4 million reduction in revenues from the JP Morgan online services agreement.

        Operating costs and expenses.    Total operating expenses increased from $71.8 million in 2005 to $79.5 million in 2006, or 10.8%. Stock-based compensation expense, which increased by $3.6 million, accounted for 46.8% of the increase in operating expenses due to our adoption of SFAS 123(R) on January 1, 2006. The remaining $4.1 million increase in operating expenses was primarily due to increased compensation expenses resulting from higher headcount and commissions, and higher data, web hosting and technology costs. The increases in operating expenses were partially offset by lower amortization expenses and professional services costs, and a loss on disposal of property. Most of the cost increases were in research and development and sales and marketing expenses. As a percentage of revenues, operating expenses increased from 76.6% to 78.5%.

        Cost of revenues.    Cost of revenues increased from $23.7 million in 2005 to $25.6 million in 2006, or 8.1%. The increase was primarily due to increased data costs of $1.1 million, stock-based compensation expense of $0.9 million and approximately $0.3 million of international web hosting fees, offset by a decrease in allocated occupancy and telecommunication costs of approximately of $0.4 million. As a percentage of revenues, cost of revenues remained relatively constant at 25.3%.

        Research and development expenses.    Research and development expenses increased from $16.1 million in 2005 to $21.2 million in 2006, or 31.7%. The increase was primarily due to an increase in compensation expense of approximately $4.7 million, resulting from the hiring of new employees to support RiskMetrics' product development and investment in our RiskManager market risk system as well as increased stock-based compensation expense of $0.9 million. As a percentage of revenues, research and development expenses increased from 17.2% to 20.9%.

        Selling and marketing expenses.    Selling and marketing expenses increased from $12.3 million in 2005 to $15.0 million in 2006, or 22.2%. The increase was primarily attributable to an increase in headcount as a result of the expansion of our sales force, increased sales commissions of $0.9 million resulting from our increased sales and $0.5 million of stock-based compensation expense. As a percentage of revenues, selling and marketing expenses increased from 13.1% to 14.8%.

        General and administrative expenses.    General and administrative expenses increased from $11.5 million in 2005 to $12.9 million in 2006, or 11.8%. The increase was primarily due to stock-based compensation expense of $1.4 million. As a percentage of revenues, general and administrative expenses increased slightly from 12.3% to 12.7%.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased from $3.6 million in 2005 to $4.1 million in 2006, or 14.9%. The increase was due to increased depreciation related to capital expenditures for our technology and data infrastructure to support the growth of our business.

        Amortization of intangible assets.    Amortization of intangible assets expense decreased to $0.8 million in 2006 from $2.7 million in 2005, or 71.6%. During 2005, we were notified that our contract with JPMorgan for online services would not be renewed on its termination date of March 31, 2006. The contract was subsequently extended through April 2006. As such, we accelerated the amortization of the related intangible assets over their remaining useful life through April 2006. This acceleration resulted in an additional $1.8 million of amortization during 2005.

        Impairment of goodwill.    Impairment of goodwill was $0.4 million in 2005. We did not realize an impairment of goodwill in 2006. The amount in 2005 was due to the write-off of the remaining goodwill of $0.4 million associated the JPMorgan online services agreement.

        Loss on disposal of property and equipment.    Loss on disposal of property and equipment was $1.6 million in 2005 and was nominal in 2006. During 2005, leases for two of our offices were terminated and we relocated and entered into new leases. With respect to these relocations, the remaining value of leasehold improvements associated with the terminated offices was written off. In addition, we disposed of certain furniture and hardware that had become obsolete during 2005.

        Interest, dividend and investment income, net.    Interest, dividend and investment income, net increased from $1.4 million in 2005 to $2.5 million in 2006, or 73.9%. The increase was primarily due to increased interest rates and higher cash balances during 2006.

        Provision (benefit) for income taxes.    Provision for income taxes increased from $7.6 million in 2005 to $8.2 million in 2006, or 7.3%. Our effective tax rate increased from 32.8% in 2005 to 33.9% in 2006 due to the utilization of our remaining net operating loss carry forwards in 2005. Our effective rate is lower than our statutory rate primarily due to tax exempt interest and dividends earned on investments, and state and local income tax credits.

ISS Business (Segment Results of Operations)

        We have included a separate discussion and analysis of the results of operations of our ISS business for the years ended December 31, 2006 and 2005 because it comprises a substantial portion of our business and is expected to account for a substantial portion of our future results of operations and cash flow.

Year ended December 31, 2006 compared to the year ended December 31, 2005

	Year ended December 31,		Increase (decrease) for year ended December 31, 2006 compared to 2005
	2005	2006	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$82,972	$103,269	$20,297	24.5%

Operating costs and expenses:
Cost of revenues(1)	30,741	39,933	9,192	29.9%
Research and development expenses(1)	5,416	6,070	654	12.1%
Selling and marketing expenses(1)	14,537	15,728	1,191	8.2%
General and administrative expenses(1)	13,758	16,678	2,920	21.2%
Depreciation and amortization of property and equipment	2,057	3,578	1,521	73.9%
Amortization of intangible assets	1,863	2,520	657	35.3%

Total operating costs and expenses	68,372	84,507	16,135	23.6%

Income from operations	$14,600	$18,762	$4,162	28.5%

(1)
Stock-based compensation expense included in operating expenses is as follows:

	Year ended December 31,		Increase (decrease) for year ended December 31, 2006 compared to 2005
	2005	2006	Amount	%
	(Amounts in thousands, except percentages)
Cost of revenues	$107	$635	$528	493.5%
Research and development expenses	8	76	68	850.0%
Selling and marketing expenses	6	89	83	1,383.3%
General and administrative expenses	39	1,015	976	2,502.6%

Total stock-based compensation expense	$160	$1,815	$1,655	1,034.4%

        The following table provides information with respect to our ISS business revenues in certain geographic regions:

	Year ended December 31, 2005		Year ended December 31, 2006		Increase (decrease) for year ended December 31, 2006 compared to 2005
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Amount	%
	(Amounts in millions, except percentages)
Americas	$69.7	84.0%	$83.0	80.3%	$13.3	19.1%
Europe, Middle East and Africa (EMEA)	11.1	13.4%	16.1	15.6%	5.0	45.0%
Asia	2.2	2.6%	4.2	4.1%	2.0	90.9%

Total	$83.0	100.0%	$103.3	100.0%	$20.3	24.5%

        Revenues.    Revenues increased from $83.0 million in 2005 to $103.3 million in 2006, or 24.5%. The increase was primarily driven by an increase in revenue from our Governance Services from $65.1 million in 2005 to $79.3 million in 2006, or 21.8%. Increased revenues resulted from both increased sales to existing customers and sales to new customers, as well as the full-year impact of three acquisitions made in 2005. As a percentage of total revenue, our revenue from our Governance Services decreased from 78.5% in 2005 to 76.7% in 2006. Our revenue from our Financial Research and Analysis products and services increased from $17.8 million in 2005 to $24.1 million in 2006, or 35.4%, due to growth in sales of our environmental, social and governance, or ES&G products and services and the launch of our M&A Edge product. Revenues from the EMEA region grew from $11.1 million 2005 to $16.1 million in 2006 and revenues from Asia grew from $2.2 million in 2005 to $4.2 million in 2006, in both cases primarily as a result of the acquisitions made in 2005. In 2006, 80.3% of ISS' revenues were from its Americas region, compared to 84.0% in 2005.

        Operating costs and expenses.    Total operating expenses increased from $68.4 million in 2005 to $84.5 million in 2006, or 23.6%. The increase was primarily driven by an $8.1 million increase in compensation expense due to the full year impact of the acquisitions, an increase in headcount and related increases in salary and bonus expenses, a $2.2 million increase in depreciation and amortization, a $1.7 million increase in stock-based compensation expense due to the adoption of SFAS 123(R) and increases in non-compensation costs of revenues and legal fees. As a percentage of revenues, operating expenses decreased from 82.4% to 81.8%.

        Cost of revenues.    Cost of revenues increased from $30.7 million in 2005 to $39.9 million in 2006, or 29.9%. The increase was primarily due to increased headcount related expenses and rent associated with the full-year impact of the three acquisitions made in 2005, as well as an increase in overall proxy research and account management headcount, an increase in temporary employees related to proxy season, an increase in transaction fees paid to Broadridge to transmit proxy vote instructions on behalf of our clients and a $0.5 million increase in stock-based compensation expense. As a percentage of revenues, cost of revenues increased from 37.0% to 38.7%.

        Research and development expenses.    Research and development expenses increased from $5.4 million in 2005 to $6.1 million in 2006, or 12.1%. The increase was driven by increased headcount related expenses for the expansion of the company's product and service development and testing capabilities. As a percentage of revenues, research and development expense decreased from 6.5% to 5.9%.

        Selling and marketing expenses.    Selling and marketing expenses increased from $14.5 million in 2005 to $15.7 million in 2006, or 8.2%. The increase was primarily due to an expansion of our sales force, primarily in international locations, offset by a $0.5 million reduction in marketing expenses. As a percentage of revenues, selling and marketing expenses decreased from 17.5% to 15.2%.

        General and administrative expenses.    General and administrative expenses increased from $13.8 million in 2005 to $16.7 million in 2006, or 21.2%. The increase was primarily due to increases in salary and bonus compensation expenses, increases in stock-based compensation expense of $1.0 million related to the adoption of SFAS 123(R) and an increase of $0.9 million in legal fees. As a percentage of revenues, general and administrative expenses decreased from 16.6% to 16.2%.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased from $2.1 million in 2005 to $3.6 million in 2006, or 73.9%. The increase was primarily due to increased depreciation of internal use software as a result of increased software capitalization in prior years.

        Amortization of intangible assets.    Amortization of intangible assets expense increased from $1.9 million in 2005 to $2.5 million in 2006, or 35.3%. The increase was primarily due to the amortization of intangible assets from three acquisitions made in 2005, which resulted in $6.2 million of identifiable definite-lived intangible assets.

Liquidity and Capital Resources

        At December 31, 2007, we had $27.5 million in cash and cash equivalents. In January 2008, we completed our initial public offering of 14,000,000 shares of our common stock, which included 4,035,816 shares sold by our selling stockholders. We did not receive any proceeds from the sale of the shares by the selling stockholders. In addition, we granted the underwriters an option to purchase a maximum of 2,100,000 additional shares of common stock from us to cover over-allotments, which was exercised in full in January 2008. Our net proceeds from the offering, including the exercise of the underwriters' allotment, were $194.0 million, after deducting underwriting discounts and commissions and approximately $3.4 million of offering expenses, of which we utilized $125.0 million to repay in full our second loan lien. We believe our existing cash and cash equivalents, our cash flow from operating activities and availability under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $11.0 million to $12.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, future acquisitions of businesses and investments in our own business. To the extent, our liquidity sources are insufficient to fund our future activities; we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms.

Cash Flows

        Operating activities for the year ended December 31, 2007 provided cash of $45.3 million reflecting primarily net income of $2.4 million plus stock-based compensation of $6.0 million depreciation and amortization of $26.6 million, and increased deferred revenue and accounts payable. Cash provided by operating activities increased in 2007 as compared to 2006 mainly due to a $21.7 million increase in depreciation and amortization partially offset by a $13.6 million decrease in net income as a result of interest expense of $37.5 million related to the debt acquired and $0.9 million of payroll taxes assumed and paid in connection with the ISS acquisition. Cash flow from operations for the year ended December 31, 2006 was $36.1 million, reflecting primarily net income of $16.0 million plus depreciation and amortization of $4.9 million, stock-based compensation of $3.6 million, a $5.1 million increase in deferred revenue and a $3.9 million decrease in accounts receivable. Cash flow from operations for the year ended December 31, 2005 provided cash of $30.0 million due to net income of $15.7 million plus an increase in deferred revenue and accrued expenses.

        Our cash flow tends to be lower in the beginning of each year due to bonuses and commissions paid during this period and due to the seasonality of contract renewals and corresponding up-front payments, which are somewhat weighted in the second half of each year. As a result of contract renewals being weighted during the second half of the year and bonus payments in the beginning of the year, we generate more cash flows from operations during the second half of the year than the first half of the year.

        Investing activities for the year ended December 31, 2007 used cash of $468.5 million, primarily due to the acquisitions of ISS and CFRA, which included the net liquidation of investments that provided us $68.1 million of cash, as well as capital expenditures of $11.1 million. Cash flows from investing activities for the year ended December 31, 2006 and 2005 used cash of $2.3 million and $29.1 million, respectively, primarily due to capital expenditures, partially offset by the sale (net of purchases) of investments. The timing of investment sales or purchases fluctuates based upon the liquidity requirements of our business.

        Financing activities for the year ended December 31, 2007 provided cash of $413.6 million as a result of proceeds received from the incurrence of $440.0 million of indebtedness in connection with the ISS and CFRA acquisitions, partially offset by the repayment of $17.3 million in principal debt and $10.1 million in debt issuance costs. Cash flows from financing activities for the year ended December 31, 2006 used $7.5 million due primarily to the repurchase of stock, partially offset by proceeds received from stock option exercises. Cash flow from financing activities for the year ended December 31, 2005 used cash of $1.7 million due to the repurchase of stock, partially offset by proceeds from stock option exercises.

Long Term Debt

        In connection with the purchase of ISS on January 11, 2007, we incurred $425.0 million of indebtedness. The indebtedness is comprised of first lien and second lien term loans. We also entered into a first lien revolving credit facility. The terms of the indebtedness include various covenant compliance requirements, including maintaining certain Adjusted EBITDA earning levels, as defined in our credit facilities. The Company has pledged all of its assets as collateral against the debt.

        On July 31, 2007, we borrowed $15.0 million under the revolving credit facility in connection with the acquisition of CFRA, which was repaid in October and November of 2007. Amounts paid under the term loans may not be re-borrowed. The maturity dates of the first lien loan, second lien loan and revolving credit facility loans are January 2013, January 2014 and July 2014, respectively.

        In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of December 31, 2007, the interest rate swaps had notional amounts of $317.1 million and a fair value liability of $11.0 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements reduced our weighted average effective interest rate on the first lien term loan facility to 7.35% and on the second lien term loan facility to 10.60%. The variable benchmark interest rates on Eurodollar based loans associated with these instruments ranged from 5.19% to 5.36%.

        As of December 31, 2007, we were not in compliance with our credit agreements as a result of inadvertently failing to take certain actions and deliver certain security documents in connection with our acquisition of CFRA. Subsequent to December 31, 2007 this technical default was cured and is no longer continuing, as such, we are in compliance with the terms of our credit agreement as of the filing of this Annual Report on Form 10-K and we are not aware of any future events or transactions that will impact such compliance.

        In January 2008, we utilized a portion of proceeds from our initial public offering to prepay the entire outstanding indebtedness under our second lien loan which amounted to $125.0 million. In addition, we paid a 1% prepayment penalty fee, or $1.25 million, upon prepayment as set forth in the credit agreement. In conjunction with the repayment of our second loan lien in 2008, we wrote off debt issuance costs of $2.4 million and reduced the notional amount of our interest rate swap by $19.3 million which resulted in additional expense of $1.4 million in 2008.

Commitments

        In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of December 31, 2007:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including estimated interest (1)	$609,670	$36,580	$72,440	$71,480	$429,170
Operating leases	30,944	6,586	13,209	9,807	1,342
Purchase obligation for data	8,878	6,011	2,867	—	—
Deferred purchase price obligation(2)	1,365	201	432	476	256

Total	$650,857	$49,378	$88,948	$81,763	$430,768

(1)
Includes $125.0 million of indebtedness of our second lien loan which was prepaid in January 2008 from our IPO proceeds.

(2)
Obligation relates to prior acquisitions made by ISS.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future impact upon our financial condition or results of operations.

Impact of Inflation

        Our business may be significantly or adversely affected by inflation. Due to the high degree of competition in the marketplace, inflation rate increases might lead to an erosion of our profit margins.

Effects of Recently Issued Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely-than-not" to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted the provisions of FIN 48 as of January 1, 2007 (see Note 11 of the Consolidated Financial Statements).

        In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides, among other things, that:

  •
  for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133, an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings; and

  •
  concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurements after January 1, 2007.

        The adoption of SFAS 155 did not have a material impact on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning after January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

        On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No.141(R). The adoption of SFAS 141 (R) and SFAS 160 is not expected to have a material impact on our financial position or results of operations.

Related Party Transactions

        In December 2004, we entered into a consulting agreement with one of our directors, Arthur Levitt. The consulting agreement provided that Mr. Levitt would provide certain strategic advice and marketing assistance to us in consideration for an annual payment of $125,000. Mr. Levitt was paid $125,000 for 2005, and accepted options to purchase 31,250 and 18,750 shares at exercise prices per share of $7.20 and $15.29, respectively, in lieu of payment, for 2006 and 2007, respectively. This agreement was not renewed and terminated effective as of December 1, 2007.

        We sold products and services to FrontPoint Partners LLC, an entity founded by one of our directors, Philip Duff. In the years ended December 31, 2005 and 2006, the revenues recognized from these sales were $230,000 and $266,000, respectively. In December 2006, Mr. Duff sold his interests in FrontPoint Partners LLC.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposure is interest rate risk associated with short and long-term debt bearing variable interest rates. To manage this interest rate risk exposure, we enter into interest rate swap agreements. We are also exposed to foreign currency risk, which can adversely affect our sales and operating profits. The following discussion should be read in conjunction with Note 2 of our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, which provides further information on our derivative instruments.

Interest Rate Sensitivity

        To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of December 31, 2007 the interest rate swaps had notional amounts of $317.1 million and a fair value liability of $11.0 million. In January 2008 we repaid our entire second lien debt facility of $125.0 million and concurrently reduced the notional amount of our interest rate swap by $19.3 million for a cost of $1.4 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The variable benchmark interest rates on eurodollar based loans associated with these instruments ranged from 5.19% to 5.36%. Since not all of our outstanding indebtedness is covered by the interest rate swap agreements, a hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our interest expense for the year ended December 31, 2007 by approximately $4.2 million.

Exchange Rate Sensitivity

        We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At December 31, 2007, we had translation exposure to various foreign countries including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollars currencies. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2007, amounts to $0.8 million.

        We generally invoice our clients in U.S. dollars, however, we invoice a portion of clients in Euro, Canadian Dollar, Japanese Yen and a limited number of other non-U.S. dollar currencies. As such, the fluctuations in such currencies could impact our operating results. Our primary market risk exposure is interest rate risk associated with short and long-term debt bearing variable interest rates. To manage this interest rate risk exposure, we enter into interest rate swap agreements. We are also exposed to foreign currency risk, which can adversely affect our sales and operating profits.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The information required by this Item is set forth on page F-1 through F-40 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the our disclosure controls and procedures as of December 31, 2007 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        This annual report does not include a report on the effectiveness of the Company's internal controls from the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(b)   Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

Part III

        The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which will be filed on or before April 29, 2008.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1.) Consolidated Financial Statements

        The Index to Consolidated Financial Statements under Item 8 on page 60 is incorporated herein by reference as the list of financial statements required as part of this report.

(a)(2.) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

	December 31, 2005, 2006 and 2007
Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at beginning of the period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of the period
	(Amounts in thousands)
Year Ended December 31, 2005
Allowance for doubtful receivables	254	64	—	—	318
Deferred tax asset valuation allowance	1,081	(1,081)	—	—	—
Year ended December 31, 2006
Allowance for doubtful receivables	318	(48)	(5)	—	265
Deferred tax asset valuation allowance	—	—	—	—	—
Year ended December 31, 2007
Allowance for doubtful receivables	265	134	6	—	405
Deferred tax asset valuation allowance	—	—	—	—	—

(a)(3.) Exhibits

Exhibit Number	Description
1.1	Form of Underwriting Agreement*
3.1	Form of Second Amended and Restated Certificate of Incorporation*
3.2	Form of Second Amended and Restated By-laws*
4.1	Specimen Common Stock Certificate*
10.1	First Lien Credit Agreement, dated as of January 11, 2007, among RiskMetrics Group Holdings, LLC, RiskMetrics Group, Inc., Bank of America, N.A. and the other lenders party thereto*
10.2	First Lien Guaranty, dated as of January 11, 2007, among each of the subsidiaries of RiskMetrics Group Holdings, LLC listed on the schedules thereto and Bank of America, N.A.*
10.3	First Lien Security Agreement, dated as of January 11, 2007, among RiskMetrics Group Holdings, LLC, the guarantors party thereto and Bank of America, N.A.*
10.4	Second Lien Credit Agreement, dated as of January 11, 2007, among RiskMetrics Group Holdings, LLC, RiskMetrics Group, Inc., Bank of America, N.A. and the other lenders party thereto*
10.5	Second Lien Guaranty, dated as of January 11, 2007, among each of the subsidiaries of RiskMetrics Group Holdings, LLC listed on the schedules thereto and Bank of America, N.A.*
10.6	Second Lien Security Agreement, dated as of January 11, 2007, among RiskMetrics Group Holdings, LLC, the guarantors party thereto and Bank of America, N.A.*
10.7	Registrant's 2007 Omnibus Incentive Compensation Plan*
10.8	Registrant's 2004 Stock Option Plan*
10.9	Registrant's 2000 Stock Option Plan*
10.10	ISS Equity Incentive Plan*
10.11	Second Amended and Restated Stockholders Agreement, dated as of January 11, 2007, between Registrant and the stockholders party thereto*
10.12	Amended and Restated Investor Rights Agreement, dated as of January 11, 2007, between Registrant and the stockholders party thereto*
10.13	Datafeed License Agreement, dated October 27, 2003, between ISS and ADP Investor Communications Services, Inc.*
10.14	First Amendment to Datafeed License Agreement, dated as of January 3, 2005, between ISS and ADP Investor Communications Services, Inc.*
10.15	Agreement and Plan of Merger by and among RiskMetrics Group, Inc., RMG Holdco, Inc., RMG Merger Sub, Inc., ISS Merger Sub, Inc., and Institutional Shareholder Services Holdings, Inc., dated as of October 31, 2006*
21.1	Subsidiaries of RiskMetrics Group, Inc. **
31.1	Section 302 Certification of Principal Executive Officer**
31.2	Section 302 Certification of Principal Financial Officer**
32.1	Section 906 Certification of Principal Executive Officer**
32.2	Section 906 Certification of Principal Financial Officer**

*
Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-146167).

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 31st day of March, 2008.

RiskMetrics Group, Inc.
/s/ M. ETHAN BERMAN M. Ethan Berman Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. ETHAN BERMAN M. Ethan Berman	Chief Executive Officer (Principal Executive Officer)	March 31, 2008
/s/ DAVID M. OBSTLER David M. Obstler	Chief Financial Officer (Principal Financial Officer)	March 31, 2008
/s/ BETH GASPICH Beth Gaspich	Director of Finance (Principal Accounting Officer)	March 31, 2008
/s/ LOVIDA COLEMAN JR. Lovida Coleman, Jr.	Director	March 31, 2008
/s/ PHILIP DUFF Philip Duff	Director	March 31, 2008
/s/ RENE M. KERN Rene M. Kern	Director	March 31, 2008
/s/ ARTHUR LEVITT Arthur Levitt	Director	March 31, 2008
/s/ CHRISTOPHER MITCHELL Christopher Mitchell	Director	March 31, 2008
/s/ FRANK NOONAN Frank Noonan	Director	March 31, 2008
/s/ STEPHEN THIEKE Stephen Thieke	Director	March 31, 2008
/s/ ROBERT TRUEDEAU Robert Trudeau	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RiskMetrics Group, Inc. and subsidiaries
New York, New York

        We have audited the accompanying consolidated balance sheets of RiskMetrics Group, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RiskMetrics Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ Deloitte & Touche LLP

New York, New York
March 31, 2008

RISKMETRICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2007

(In thousands, except share amounts)

	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,313	$27,455
Investments, at fair market value (cost of $68,075 at December 31, 2006)	68,071	—
Accounts receivable, net of allowance for doubtful accounts of $265 and $405 at December 31, 2006 and 2007, respectively	16,216	37,010
Deferred tax asset	79	140
Income taxes receivable	938	8,300
Other receivables and prepaid expenses	3,869	5,910

Total current assets	126,486	78,815
Deferred tax asset—noncurrent portion	1,168	—
Intangibles—net	—	174,154
Goodwill	—	460,951
Property and equipment—net	8,047	16,225
Deferred financing costs	—	8,677
Other assets	1,246	4,361

TOTAL ASSETS	$136,947	$743,183

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,841	$6,235
Accrued expenses	17,795	34,189
Debt, current portion	—	3,000
Deferred revenue, current portion	58,309	100,557
Other current liabilities	—	227

Total current liabilities	78,945	144,208
LONG-TERM LIABILITIES
Debt	—	419,750
Deferred tax liabilities	—	28,626
Deferred revenue	533	722
Other long term liabilities	971	13,785

Total liabilities	80,449	607,091

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value—150,000,000 authorized; 52,859,460 and 47,850,652 issued and 42,530,055 and 47,642,460 outstanding at December 31, 2006 and 2007, respectively	529	479
Treasury stock—10,329,405 and 208,192 shares at December 31, 2006 and 2007, respectively	(103)	(2)
Additional paid-in capital	130,765	217,355
Accumulated other comprehensive loss	(508)	(7,262)
Accumulated deficit	(74,185)	(74,478)

Total stockholders' equity	56,498	136,092

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,947	$743,183

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(In thousands, except share and per share amounts)

	2005	2006	2007
REVENUES	$93,637	$101,236	$240,301

OPERATING COSTS AND EXPENSES:
Cost of revenues (including stock-based compensation of $876 and $2,001 in 2006 and 2007, respectively)	23,704	25,618	77,317
Research and development expenses (including stock-based compensation of $909 and $1,199 in 2006 and 2007, respectively)	16,099	21,202	31,142
Selling and marketing expenses (including stock-based compensation of $490 and $747 in 2006 and 2007, respectively)	12,257	14,977	35,420
General and administrative expenses (including stock-based compensation of $1,361 and $2,086 in 2006 and 2007, respectively)	11,492	12,852	29,654
Depreciation and amortization of property and equipment	3,551	4,081	7,419
Amortization of intangible assets	2,713	770	19,145
Impairment of goodwill	361	—	—
Loss on disposal of property and equipment	1,577	15	734

Total operating costs and expenses	71,754	79,515	200,831

INCOME FROM OPERATIONS	21,883	21,721	39,470
INTEREST, DIVIDEND AND INVESTMENT INCOME (EXPENSE), NET:
Interest, dividend and investment income	1,438	2,549	2,159
Interest expense	—	(49)	(37,517)

Total interest, dividend and investment income (expense), net	1,438	2,500	(35,358)

INCOME BEFORE PROVISION FOR INCOME TAXES	23,321	24,221	4,112
PROVISION FOR INCOME TAXES	7,640	8,200	1,711

NET INCOME	$15,681	$16,021	$2,401

INCOME PER SHARE:
Basic	$0.36	$0.38	$0.05

Diluted	$0.32	$0.33	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	43,496,221	42,655,069	46,380,175
Diluted	48,412,751	47,963,666	54,364,746

See notes to consolidated financial statements

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(In thousands, except share amounts)

	Common Shares
					Accumulated Other Comprehensive Loss
	Number of Shares Issued	Amount	Treasury Stock	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
BALANCE—January 1, 2005	52,256,118	$522	$(89)	$125,626	$(230)	$(95,755)	$30,074

Comprehensive income:
Net income	—	—	—	—		15,681	15,681
Foreign currency translation adjustment	—	—	—	—	(287)	—	(287)
Change in unrealized gain on investments	—	—	—	—	(90)	—	(90)

Total comprehensive income	—	—	—	—	—	—	15,304
Tax benefit associated with exercise of stock options	—	—	—	562	—	—	562
Common stock issued upon exercise of options	460,950	5	—	828	—	—	833
Stock repurchased	—	—	(5)	(682)	—	(1,816)	(2,503)

BALANCE—December 31, 2005	52,717,068	$527	$(94)	$126,334	$(607)	$(81,890)	$44,270
Comprehensive income:
Net income	—	—	—	—	—	16,021	16,021
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)
Change in unrealized loss on investments	—	—	—	—	189	—	189

Total comprehensive income	—	—	—	—	—	—	16,120
Tax benefit associated with exercise of stock options	—	—	—	1,235	—	—	1,235
Stock based compensation	—	—	—	3,636	—	—	3,636
Common stock issued upon exercise of options	142,392	2	—	253	—	—	255
Stock repurchased	—		(9)	(693)	—	(8,316)	(9,018)

BALANCE—December 31, 2006	52,859,460	$529	$(103)	$130,765	$(508)	$(74,185)	$56,498
Comprehensive income:
Net income	—	—	—	—	—	2,401	2,401
Foreign currency translation adjustment	—	—	—	—	(353)	—	(353)
Unrealized loss on cash flow hedge, net of deferred tax benefit of $4,585	—	—	—	—	(6,405)	—	(6,405)
Change in unrealized loss on investments	—	—	—	—	4	—	4

Total comprehensive loss	—	—	—	—	—	—	(4,353)
Retirement of outstanding treasury stock	(10,329,405)	(103)	103	—	—	—	—
Common shares issued upon exercise of options	1,538,133	15	—	5,929	—	—	5,944
Tax benefit associated with exercise of stock options	—	—	—	201	—	—	201
Stock-based compensation	—	—	—	6,033	—	—	6,033
Common shares issued in connection with acquisition of ISS (see Note 3)	2,774,351	28	—	42,398	—	—	42,426
Options exchanged in connection with acquisition of ISS (see Note 3)	—	—	—	16,331	—	—	16,331
Adoption of FIN 48 (see Note 11)	—	—	—	—	—	(365)	(365)
Common shares issued in connection with the acquisition of CFRA (see Note 3)	1,008,113	10	—	16,624	—	—	16,634
Stock repurchased	—	—	(2)	(926)	—	(2,329)	(3,257)

BALANCE—December 31, 2007	47,850,652	$479	$(2)	$217,355	$(7,262)	$(74,478)	$136,092

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands)

	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,681	$16,021	$2,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,551	4,081	7,419
Provision (recovery) for bad debt	64	(53)	140
Amortization of intangible assets	2,713	770	19,145
Amortization of debt issuance costs	—	—	1,397
Impairment of goodwill	361	—	—
Stock-based compensation	—	3,636	6,033
Tax benefit associated with exercise of stock options	562	(1,236)	(201)
Loss on disposal of property and equipment	1,577	15	734
Decrease (increase) in deferred tax benefit	(372)	812	(1,115)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,862)	3,923	8,599
Increase in other receivables and prepaid expenses	(340)	(1,171)	(934)
Increase in other assets	(77)	(420)	(88)
Increase in deferred revenue	7,748	5,098	(4,370)
(Increase) decrease in income taxes receivable	(1,717)	532	2,561
Increase in trade accounts payable	843	1,771	2,631
Increase in other accrued expenses and liabilities	4,303	2,303	996

Net cash provided by operating activities	30,035	36,082	45,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,217)	(3,724)	(11,091)
Cash paid to acquire Institutional Shareholder Services Inc. ("ISS") and related acquisition costs (net of cash acquired of $12,250)	—	—	(471,764)
Payment of acquired ISS acquisition related costs	—	—	(7,413)
Cash paid to acquire CFRA and related acquisition costs (net of cash acquired of $1,213)	—	—	(45,946)
Payment of deferred purchase price	—	—	(128)
Purchase of intangible asset	—	—	(250)
Purchase of investments	(86,466)	(70,755)	(21,289)
Proceeds from sale of investments	63,534	72,169	89,364

Net cash used in investing activities	(29,149)	(2,310)	(468,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	—	—	440,000
Repayment of debt	—	—	(17,250)
Payment of debt issuance costs	—	—	(10,074)
Principal payments on capital lease obligations	—	—	(23)
Equity offering expenses	—	—	(1,928)
Excess tax benefit associated with exercise of stock options	—	1,236	201
Proceeds from exercise of stock options	833	255	5,944
Repurchase of stock	(2,503)	(9,018)	(3,257)

Net cash (used in) provided by financing activities	(1,670)	(7,527)	413,613

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(292)	102	(302)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,076)	26,347	(9,858)
CASH AND CASH EQUIVALENTS—Beginning of year	12,042	10,966	37,313

CASH AND CASH EQUIVALENTS—End of year	$10,966	$37,313	$27,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$35,973

Cash paid for taxes (net of refunds)	$10,136	$8,236	$(50)

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to purchase ISS	$—	$—	$42,426

Issuance of stock options to purchase ISS	$—	$—	$16,331

Retirement of treasury stock	$—	$—	$103

Tax benefit associated with exercise of ISS stock options	$—	$—	$3,463

Issuance of common stock to purchase CFRA	$—	$—	$16,634

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

1. OVERVIEW AND BASIS OF PRESENTATION

        RiskMetrics Group, Inc. ("the Company" or "RMG") is a provider of risk management and corporate governance products and services to participants in the global financial markets. The Company's products and services enable its clients to better understand and manage the risks associated with their financial holdings, provide greater transparency to their internal and external constituencies, satisfy regulatory and reporting requirements and make more informed investment decisions. The Company provides its products and services across multiple asset classes, markets and geographies to a diverse client base including asset managers, hedge funds, pension funds, banks, insurance companies, financial advisors and corporations. The Company operates in two business segments, the "RiskMetrics business" and the "ISS business".

        Reorganization—RiskMetrics Solutions, Inc., a Delaware corporation, was formed in June 1998. In January 2007, the Company, which was formed by RiskMetrics Solutions, Inc., (i) completed a corporate reorganization in which all of RiskMetrics Solutions, Inc.'s then-outstanding capital stock automatically was converted into and exchanged for capital stock of the Company and (ii) acquired Institutional Shareholder Services Holdings, Inc. ("ISS") for approximately $542.8 million in order to increase the scale and scope of the Company's risk management products and services. ISS provides proxy research, voting recommendations, and governance advisory services to financial institutions and corporations worldwide. ISS institutional and corporate clients are located throughout North America, Europe, Asia, and Australia. ISS analyzes proxy issues, issues research, and provides vote recommendations for companies across markets worldwide. Additionally, ISS provides services in the areas of Taft-Hartley proxy research and voting, social investment proxy research, voting and portfolio screening, global proxy distribution, and securities class action services.

        Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of RMG and its wholly owned-subsidiaries which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). All intercompany accounts and transactions have been eliminated in consolidation.

        Stock split—In May 2007, the Company completed a 2.5 for 1 stock split. All share amounts reflected herein have been adjusted to reflect the impact of such split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Management Estimates and Assumptions—The preparation of consolidated financial statements in conformity with accounting principles generally accepted within the United States of America require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Foreign Currency Translation—Assets and liabilities of foreign entities have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations of foreign entities are translated using the exchange rates prevailing throughout the year. Local currencies are considered the functional currencies of the Company's foreign operating entities. Assets and liabilities are translated using end of period exchange rates; revenues, expenses, and cash flows are translated using average rates of exchange. These currency translation effects are accumulated as part

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the other comprehensive loss account in the stockholders' equity section of the balance sheet. Gains and losses from foreign currency transactions are included in the consolidated statements of income. Translation gains and losses related to long-term and permanently invested intercompany balances are recorded in accumulated other comprehensive income. The Company does not engage in foreign currency hedging.

        Cash and Cash Equivalents—The Company considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents.

        Investments—The Company classifies all of its short-term investments as "available-for-sale" and has reported the portfolio at fair value, with net unrealized gains and losses included as part of the other comprehensive loss account in the stockholders' equity section of the balance sheet. Gross realized gains and losses are calculated based upon the specific cost of the investments sold and are recognized in other income in the consolidated statements of income. Management periodically reviews securities in its portfolio to determine whether any have become other-than-temporarily impaired. Securities are screened to identify those whose market value has declined, as measured against criteria established by the Company. The Company considers relevant facts and circumstances surrounding individual securities, such as:

  •
  Evidence that would justify immediate impairment, such as bankruptcy, fraud, environmental disaster, etc.

  •
  The financial condition and near-term prospects of the issuing entity

  •
  The likelihood that it will take more than one year to recover the decline in the value

  •
  The ability of the Company to hold securities for a period of time sufficient to allow for recovery in fair value

        Other Receivables and Prepaid Expenses—Other receivables and prepaid expenses consist principally of prepaid operating and administrative expenses. These amounts are expected to be discharged within one year.

        Goodwill and Intangibles—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

        Intangible assets, including technology, contracts, customer relationships, certain trade names, proprietary process, license agreements and non-compete agreements arising principally from acquisitions, are recorded at cost less accumulated amortization and the definite-lived intangibles are amortized using a method which reflects the pattern in which the economic benefits of the related intangible asset are consumed or utilized. Intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to annual impairment tests or are tested whenever events or circumstances indicate impairment may have occurred. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value.

        In 2007, the Company acquired ISS and CFRA (See Note 3) which generated significant goodwill and intangibles. The goodwill acquired in the business acquisitions are subject to the provisions of SFAS 142, and, accordingly, is not being amortized. Acquired intangibles are carried at cost less accumulated amortization. At December 31, 2007, intangible assets (See Note 7) are amortized over the following estimated lives:

Acquired technology	5 years
Customer relationships	7–11 years
Covenant not to compete	1–3 years
Proprietary process	7 years
Trade names—Definite lived	1–10 years
—Indefinite lived	N/A

        Property and Equipment and Related Depreciation and Amortization—Property and equipment are stated at cost at the date of acquisition. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the life of the asset or the term of the related lease. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred.

        The Company follows the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, for the capitalization of certain acquisition and development costs related to its internal use software. Capitalization begins when the preliminary project state is complete. Capitalization ceases when the internal project is substantially complete and ready for its intended use. Once the project is complete and available for intended use, the Company amortizes these costs over a three-year period.

        During the year ended December 31, 2007, $3,511 of internal software development costs has been capitalized and amortization expense of $681 was recorded for internally developed software.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depreciation and Amortization of Property and Equipment.    Depreciation and amortization of property and equipment includes depreciation of software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded over the respective useful life of the related asset. Depreciation also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets' useful life and the amortization of capitalized software costs. While both leasehold improvements and capitalized software costs are amortized, they are included in the depreciation line item in order to segregate amortization of intangibles acquired. Depreciation and amortization is included as a separate line item on our consolidated statements of income.

        Amortization of Intangible Assets.    Amortization of intangible assets includes the amortization of definite life intangibles such as acquired technology, contracts, customer relationships, proprietary process, certain trade names, license agreements and non-compete agreements acquired and are amortized over their estimated useful lives.

        Impairment of Long-Lived Assets—The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets of the Company (other than deferred tax assets) including equipment, software development and leasehold improvements, trade names and furniture and fixtures are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Derivative Instruments—The Company's derivative instruments are subject to the guidance in SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, and are recorded at fair value (the "Fair Value Derivatives"). Changes in fair value of the Fair Value Derivatives that have been designated as cash flow hedging instruments are included in the "Unrealized gains on cash flow hedges" as a component of other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of income. Changes in fair value of the Fair Value Derivatives that are not designated as hedging instruments will be included in the consolidated statements of income.

        Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of other comprehensive loss consist of foreign currency translation adjustments and unrealized gains and losses on cash flow hedges and investments classified as available-for-sale.

        Revenue Recognition—The majority of the Company's revenues are generated from contracted annual subscriptions, for which the Company receives licensing fees from clients who utilize the Company's products and services. Revenues are recognized on a straight line basis over the term of the licensed service subscription which is typically one to three years.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Subscription revenue is recognized in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, since the Company provides its application as a service. The Company also recognizes revenue on software sales in accordance with the AICPA SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

        Revenue is recognized when all of the following conditions are met:

  •
  there is persuasive evidence of an arrangement;

  •
  the service has been provided to the customer;

  •
  the collection of the fees is reasonably assured; and

  •
  the amount of fees to be paid by the customer is fixed or determinable.

        In situations where contracts include client acceptance provisions, the Company does not recognize revenue until such time as the client has confirmed its acceptance. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Some of the Company's subscription contracts include automatic renewal provisions under existing contract terms. Reserves for possible losses on subscription service, if any, are recognized when determined.

        A portion of the Company's revenues are derived from non-subscription services including implementation, Compensation Advisory Services and overages related to Proxy Research and Voting services. Revenues from implementation are recognized on a deferred basis as the services are provided and other non-recurring revenues are recognized once the service is provided or upon delivery of the required service.

        Deferred Revenue—Deferred revenue primarily consists of payments received in advance of revenue recognition from the Company's subscription service described above and is recognized as revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.

        Fair Value of Financial Instruments—The carrying value of the Company's short-term instruments, including cash, accounts receivable, short-term investments, accounts payable and accrued expenses approximates their fair value due to the short-term nature of these items. The fair value of long term debt approximates its carrying amount as of December 31, 2007 based on borrowing rates currently available to the Company.

        Concentration of Risk—The Company's customers are primarily commercial organizations headquartered in the United States, Canada, Europe, Asia, Middle East, and Africa.

        Accounts receivable are generally unsecured. Accounts receivable are due in accordance with payment terms included in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contracted payment terms are considered past due. The Company determines its allowance for doubtful

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounts by considering a number of factors, including the length of time accounts are past due, the customer's current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed uncollectible. Based on the credit worthiness of customers and historical payment history, accounts receivable write-offs have not been significant.

        During the year ended December 31, 2005, one customer comprised 13.9% of revenues. No customer comprised more than 10% of consolidated revenues during the years ended December 31, 2006 and 2007.

        Treasury Stock—The Company accounts for treasury stock under the par value method. The excess of the repurchase price over cost is charged to accumulated deficit, with the difference charged to treasury stock, at par, and additional paid-in capital.

        Cost of Revenues—Cost of revenues is comprised of all direct costs associated with the production of revenues including compensation and compensation related costs, employee benefit expenses, employee hiring costs, third-party contract services related to production of revenues, an allocation of occupancy and telecommunication costs which is determined on a head-count basis, and web hosting expense and data.

        Research and Development—Research and development expenditures are charged to operations as incurred and include costs related to application, infrastructure, analytics, database and product development. Costs in this area consist primarily of staff compensation costs and related expenses and consultant expenses.

        Income Taxes—The Company follows SFAS No. 109, Accounting for Income Taxes. The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent needed, the Company records valuation allowances against its deferred tax assets, if it determines it is not more likely than not that the assets will be utilized in the future.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely-than-not" to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted the provisions of FIN 48 as of January 1, 2007 (see Note 11).

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Accounting for Stock-Based Compensation—The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment,("SFAS 123(R)") as of January 1, 2006. The new pronouncement replaces the previous requirements under SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion 25, Accounting for Stock-based Compensation to Employees ("APB 25"). According to SFAS 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of income. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25, and generally would require that such transactions be accounted for using a fair-value method. For privately held companies, the Financial Accounting Standards Board ("FASB") has determined that SFAS 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual period beginning after December 15, 2005. The Company adopted SFAS 123(R) utilizing the modified prospective transition method, which would necessitate the Company to recognize compensation cost for the fair value of new awards granted, modified or settled after the effective date of SFAS 123(R). In addition, the measurement of compensation cost for awards that are not fully vested as of the effective date of the SFAS 123(R) would be based on the same estimate that the Company used to previously value its grants under SFAS 123.

        Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award's vesting period. The Company measures the fair value of stock options on the date of grant using a Black-Scholes option-pricing model.

        Determining the fair value of stock options required the Company to make several estimates, including the volatility of its stock price, the expected life of the option, and interest rates. As of December 31, 2007 the company was not a publicly traded company, the Company has limited historical information on the price of its stock as well as employees' stock option exercise behavior. Because of this limitation, the Company cannot rely on its historical experience alone to develop assumptions for stock price volatility and the expected life of its options. The Company estimated stock-price volatility with reference to a peer group of companies. Determining the companies to include in this peer group involves judgment. The use of different assumptions in the Black-Scholes model would result in different amounts of stock-based compensation expense. The expected life of the options is based on internal studies of historical experience and projected exercise behavior of employees based on the Company's future prospects. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.

        Under SFAS 123(R), the Company is required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Prior to the adoption of SFAS 123(R), the Company recognized compensation for unvested awards under the graded vesting method, and the Company will continue to do so in all grants made prior to January 1, 2006. For all grants made subsequent to January 1, 2006, the Company will recognize compensation cost under the straight-line method.

        Prior to the adoption of SFAS 123(R), the Company accounted for its employee stock-based transactions under APB 25 and followed the disclosure provisions of SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure. The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to the adoption of SFAS No. 123(R):

For the year ended December 31, 2005
Net income, as reported	$15,681
Add: stock-based compensation expense, net of tax effect, included in reported net income	—
Deduct: total stock-based compensation expense, net of tax effect, determined under fair value based method for all awards	(1,865)

Pro forma net income	$13,816

        The actual income tax benefit recorded relating to the exercise of stock options was $1,236 and $201 for the years ended December 31, 2006 and 2007, respectively, and is classified as an operating cash outflow and financing cash inflow in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), all tax benefits related to stock-based compensation were presented as an operating cash inflow. The actual income tax benefit recorded relating to the exercise of stock options was $562 for the year ended December 31, 2005.

        Effects of Recently Issued Accounting Standards—In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133, an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

        On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No.141(R). The adoption of SFAS 141 (R) and SFAS 160 is not expected to have a material impact on the Company's financial position or results of operations.

3. ACQUISITIONS

  ISS Acquisition

        On January 11, 2007, the Company acquired all of the outstanding capital stock of ISS for approximately $542.8 million. The purpose of the acquisition was to broaden the types of services the Company could offer its clients. The acquisition has been accounted for as a purchase and the operating results of ISS have been included in the financial statements since the date of acquisition.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

        The aggregate consideration paid for the acquisition is as follows:

Cash paid	$482,718
Fair value of 2,774,351 shares of common stock issued	42,426
Fair value of stock options exchanged (1,396,000 shares underlying the stock options)	16,331
Transaction costs	1,296

Total purchase consideration	$542,771

        The Company valued the shares of common stock issued in exchange for stock options held by employees and those issued to ISS shareholders at $15.29 per share (see Note 13).

        The fair value of converted stock options issued in connection with the acquisition was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

Risk-free interest rate	4.7%
Expected term (in years)	3.0
Expected stock price volatility	31%
Expected dividend yield	None

        The significant assumptions used in the valuation included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the input of competition and technological changes. The following table summarizes the amounts allocated to the acquired assets and assumed liabilities based upon management's estimates:

Cash and cash equivalents and other current assets	$47,770
Property and equipment	4,864
Non-current assets	13,300
Intangible assets	172,339
Goodwill	418,317

Total assets acquired	656,590
Accounts payable and accrued expenses	(21,114)
Deferred revenue	(43,510)
Other non-current liabilities	(1,533)
Deferred tax liability	(47,662)

Net assets acquired	$542,771

Goodwill	$418,317
Identifiable intangible assets	172,339
Deferred tax liability	(47,662)
Net liabilities assumed	(223)

Total purchase consideration	$542,771

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

        In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has provided for deferred taxes of $47,662 representing the difference between the estimated book and tax basis of the net assets acquired. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill, which is expected to be deductible for tax purposes. The Company did not recognize a deferred tax asset relating to the future tax deduction that will arise when the ISS employee rollover options are exercised. During 2007 and as such exercises occur, the Company recognizes a tax deduction and such benefit is recorded as a reduction of goodwill.

        The purchase price for ISS was determined based on an auction whereby several companies arrived at a market price for the purchase of ISS. The Company believes the purchase price reflects the financial prospects of the existing business as well as the significant opportunities for revenue growth, cost savings and other synergies, including the ability to cross-sell to one another's clients, and offer more comprehensive and diverse services. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset under SFAS 141 and is therefore reflected as goodwill. The amounts allocated to intangible assets and acquired technology were attributed to the following categories and estimated useful lives:

Acquired technology	$25,039	5 years
Customer relationships	117,900	9–11 years
Trade names	29,400	10 years–indefinite

	$172,339

        Certain of the trade names have indefinite lives and are accounted for in a similar manner as to goodwill. As a result, no amortization expense has been recorded on the accompanying consolidated statements of income for the year ended December 31, 2007 relating to these trade names.

  CFRA Acquisition

        On August 1, 2007, the Company acquired all of the outstanding membership interests of CFRA for approximately $63.8 million. CFRA is a provider of forensic accounting research, legal and regulatory risk assessment, due diligence and educational services. The purpose of this acquisition was to broaden the quantitative and qualitative analysis services that the ISS business could offer its clients. The acquisition has been accounted for as a purchase, and the operating results of CFRA have been included in the consolidated financial statements since the date of its acquisition.

        The aggregate consideration paid for the acquisition is as follows:

Cash paid (includes cash acquired of $1,213)	$46,498
Fair value of 1,008,113 shares of common stock issued	16,634
Transaction costs	661

Total purchase consideration	$63,793

        The Company valued the shares of common stock issued in exchange for equity held and issued to CFRA shareholders at $16.50 per share (see Note 13).

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

        The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based upon management's estimates:

Cash and other current assets	$3,104
Property and equipment	511
Non-current assets	49
Intangible assets	19,710
Goodwill	46,097

Total assets acquired	69,471
Accounts payable and accrued expenses	(1,887)
Deferred revenue	(3,791)

Net assets acquired	$63,793

Goodwill	46,097
Identifiable intangible assets	19,710
Net liabilities assumed	(2,014)

Total purchase consideration	$63,793

        The Company believes the purchase price reflects the prospects of the existing business. The amounts and useful lives allocated to intangible assets were as follows:

Customer relationships	$10,250	7 years
Covenant not to compete	250	1 year
Trade name	100	1 year
Acquired technology	240	5 years
Proprietary process	8,870	7 years

Total intangibles	$19,710

        Proprietary process represents the research technique process utilized by CFRA to derive independent value not generally known and is considered an asset apart from goodwill. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill, which is expected to be deductible for tax purposes.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

        The following table summarizes unaudited pro forma financial information for the years ended December 31, 2006 and 2007 assuming the acquisitions of ISS and CFRA had occurred on January 1 of each period.

	2006	2007
	(in thousands, except per share amounts)
Revenues	$220,392	$253,163
Income from operations	28,084	24,071
Net loss	(5,916)	(8,713)
Net loss per share:
Basic and diluted	$(0.14)	$(0.19)

        Included in pro forma loss from operations for the year ended December 31, 2007 are $13.4 million of non-recurring expenses, incurred by ISS in connection with its acquisition by RMG, which were for prior services rendered and a $1.2 million non-recurring charge associated with the pre-existing indebtedness of ISS, all of which will have no continuing impact on the Company's financial statements.

        These unaudited pro forma results are intended for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the ISS and CFRA acquisitions been in effect at the beginning of the periods presented, or of future results of the combined operations.

4. INVESTMENTS

        The Company held no investments at December 31, 2007. Investments as of December 31, 2006 consisted of the following:

			Gross Unrealized Holding
2006	Market Value
		Cost	Gains	Losses
Auction securities	$26,800	$26,800	$—	$—
Corporate bonds	746	750	—	(4)
Municipal bonds	40,525	40,525	—	—

	$68,071	$68,075	$—	$(4)

        For the years ended December 31, 2005 and 2006, the Company recognized long-term losses on investments of $0 and $179, respectively, which are included within interest, dividend and investment income on the statement of income. The net unrealized holding loss on investments, reported as a component of other comprehensive loss in the stockholders' equity section of the balance sheet, was a loss of $193 and $4 at December 31, 2005 and 2006, respectively.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

5. ACCOUNTS RECEIVABLE

        Unbilled accounts receivable represents revenue that has been earned based on services performed; however, billing has yet to commence under contractual terms of the arrangement. Accounts receivable as of December 31, 2006 and 2007 consisted of the following:

	2006	2007
Billed	$16,481	$35,916
Unbilled	—	1,499

Total	16,481	37,415
Less allowance for doubtful accounts	(265)	(405)

Accounts receivable, net	$16,216	$37,010

6. PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2006 and 2007 consist of the following:

	Estimated Useful Life	2006	2007
Cost:
Hardware	3 years	$12,232	$16,788
Software (including capitalized software)	3–4 years	4,048	9,860
Telecommunications equipment	5 years	556	587
Furniture and fixtures	7 years	752	2,438
Leasehold improvements	Shorter of the term of the lease or life of the asset	3,366	6,024

		$20,954	$35,697
Less accumulated depreciation and amortization		(12,907)	(19,472)

Property and equipment—net		$8,047	$16,225

        Depreciation expense recorded for the years ended December 31, 2005, 2006, and 2007 was $3,194, $3,646 and $6,958, respectively. Amortization expense of leasehold improvements for the years ended December 31, 2005, 2006 and 2007 was $357, $435 and $461, respectively.

        During 2005, leases for two of the Company's offices were terminated and the Company relocated and entered into new leases. In relation to these moves, the remaining value of leasehold improvements from the terminated offices was written off and the Company disposed of certain hardware and furniture that had become obsolete. The assets written off had an original cost of $5.7 million and this resulted in loss on disposal of approximately $1.6 million.

        In 2007, we abandoned a software project and wrote off certain assets in our London office, which resulted in a total loss on disposal of approximately $0.7 million.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

7. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets as of December 31, 2006 and 2007 consist of the following:

	2006
	Useful Lives	Gross	Accumulated Amortization	Net
Technology	3 yrs.	$2,397	$(2,397)	$—
Contracts	3 yrs.	2,823	(2,823)	—

Total		$5,220	$(5,220)	$—

	2007
	Useful Lives	Gross	Amortization	Net
Customer relationships	7–11 years	$128,150	$11,286	$116,864
Acquired technology	5 years	25,279	4,878	20,401
Covenant not to compete	1–3 years	1,500	208	1,292
Proprietary process	7 years	8,870	528	8,342
Trade names	1–10 years	22,800	2,245	20,555
Trade names	Indefinite	6,700	—	6,700

Total		$193,299	$(19,145)	$174,154

        Amortization expense of intangible assets for the years ended December 31, 2005, 2006, and 2007, was $2,713, $770 and $19,145, respectively, and is included in amortization of intangible assets on the consolidated statements of income.

        In 2007, the Company acquired a covenant not to compete for the development of products and services which will support a broad range of corporate governance services for $1,250, of which $250 was paid during the year ended December 31, 2007 and $1,000 is payable in 2008.

        Pursuant to an acquisition of JP Morgan Advisory, Inc. on March 31, 2003, the Company agreed to provide wealth management services to JP Morgan Chase under a 3-year MSPA, which contained a renewal for an additional 2-year period. The fair value of the service provider agreement was determined by management based on internal analysis, which was reviewed by an independent appraiser, was $2.8 million, with an estimated useful life of five years. During February 2005, the Company was notified that a 3-year Master Service Provider Agreement that was executed as part of the acquisition of JP Morgan Advisory, Inc. on March 31, 2003, would not be renewed upon its termination date of March 31, 2006. The contract was subsequently extended through April 30, 2006. Based upon the revised downward revenue forecast, and no intention to attract other customers or derive cash flows from assets acquired, the Company determined that the carrying value of goodwill was impaired and wrote off the goodwill of $361. As a result, beginning in March 2005, the Company accelerated the amortization of the agreement to fully amortize the intangible asset relating to contracts over its remaining useful life through March 2006. As part of the same acquisition, the Company acquired technology necessary to deliver services set forth under the MSPA. The fair value of the related technology, which was determined by management with support from an independent appraiser, was $2.2 million, with an estimated useful life of 7 years. The use of this technology was not

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

7. INTANGIBLE ASSETS AND GOODWILL (Continued)

redeployed by the Company in any other lines of business and was limited to delivering services under the MSPA. Accordingly, the Company also accelerated the amortization of the technology to amortize this intangible over its remaining useful life through April 2006. The impact of the revised useful lives of these two intangible assets resulted in an increase in amortization expense and a decrease in net income of approximately $1.8 million for the year ended December 31, 2005.

        Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

Year ending December 31,
2008	$21,679
2009	21,475
2010	21,371
2011	21,058
2012	16,180

        Goodwill changed during the year ended December 31, 2007 as follows:

Balance at January 1, 2007	$—
Goodwill from ISS acquisition	418,317
Goodwill from CFRA acquisition	46,097
Less: Tax benefit on exercise of stock options granted to ISS employees on acquisition	3,463

Balance at December 31, 2007	$460,951

8. ACCRUED EXPENSES

        Accrued expenses as of December 31, 2006 and 2007 consist of the following:

	2006	2007
Accrued compensation and related tax	$15,336	$28,490
Accrued data expense	861	1,133
Accrued travel and entertainment	156	227
Accrued professional fees	191	1,813
Current portion of deferred rent	223	202
Other accrued expenses	1,028	2,324

	$17,795	$34,189

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

9. DEBT

        In conjunction with the purchase of ISS on January 11, 2007, a subsidiary of the Company obtained $450 million of debt of which $425 million was borrowed to complete the acquisition. On July 31, 2007, an additional $15 million under the revolving credit facility was borrowed to complete the CFRA acquisition, which was fully repaid in October and November of 2007.

        The debt is comprised of two term loan facilities and a revolving credit facility:

        The first lien credit facilities consists of a $25 million revolving credit facility and $300 million of first lien term loan facility and accumulates interest, at the option of the Company at: (a) the LIBOR rate plus a margin of 1.75% to 2.25% depending on the Company's consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) Bank of America's "prime rate," plus a margin of 0.75% or 1.25% depending on the consolidated leverage ratio. Amounts paid under the first lien term loan facility may not be re-borrowed. Amounts paid under the revolving credit facility may be re-borrowed. The maturity date for the revolving credit facility and first lien term loan facility is January 2013 and January 2014, respectively.

        The second lien term loan facility is for $125 million and accumulates interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America's "prime rate," plus a margin of 4.50%. The maturity date for the second credit lien is July 2014. The interest rate on the first lien term loan facility, first lien revolving credit facility, and second lien term loan facility was 7.45%, 7.45% and 10.70%, respectively, as of December 31, 2007.

        In addition to quarterly interest payments due on the credit facilities, the Company is required to repay the principal amounts of the first lien credit facilities in quarterly installments of $750 starting on June 30, 2007, which were paid by the Company. Furthermore, starting after the fiscal year ended December 31, 2007, the Company is required to make a mandatory payment equal to 50% of each year's excess cash flow, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. The Company is required to repay the aggregate principal remaining on the first lien term loan facility and all amounts outstanding under the second lien credit facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty. Prepayment of the second lien term loan facility, incurs a penalty of up to 2.0% of the principal amount in the first year of the term (except in the event of an IPO, in which case the prepayment penalty is 1.0%) and 1.0% in the second year of the term, after which, there is no penalty (See Note 20.)

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

9. DEBT (Continued)

        Scheduled repayments of balances outstanding as of December 31, 2007 are as follows:

For the years ending December 31,
2008	$3,000
2009	3,000
2010	3,000
2011	3,000
2012	3,000
Thereafter	407,750

	$422,750	*

*
See Note 20.

        The Company has guaranteed the payment and performance of the credit facilities. The Company has pledged all of its assets as collateral against the debt. The restrictive covenants set forth in the first and second lien credit facilities restrict the Company from, among other things: permitting liens on their assets; incurring additional indebtedness (as defined per the debt agreement); making investments exceeding specific dollar amounts; making dispositions; making restricted payments; making fundamental changes to the business; changes in nature of business; restricting ability to pay dividends; entering into transactions with affiliates not in the ordinary course of business; use of proceeds to purchase margin stock; making amendments to the organization documents which are materially adverse to the lenders; making changes in accounting polices except as required by generally accepted accounting principles; prepayments of indebtedness (subject to amounts defined in the credit facilities); making amendments to second lien documents and indebtedness; and becoming legally obligated to make capital expenditures except in the ordinary course of business.

        The indebtedness was obtained by a wholly-owned subsidiary of the Company (the "Borrower"). The Company, as parent holding company, has no independent assets or operations, and any other subsidiaries, other than the Borrower and its subsidiaries, are minor. The Company has guaranteed the indebtedness and such guarantee is full and unconditional. In addition, there are no restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan.

        The credit facilities include certain covenants related to the delivery of financial results, maintenance of properties and insurance, consolidated leverage ratio limitations and limitations of capital expenditures.

        Upon the occurrence of an event of default under the credit facilities, the lenders may require that all amounts outstanding be repaid immediately and terminate the Company's ability to make further borrowings and foreclose on the collateral. Events relating to non-payment of amounts due under the credit facilities; breach of covenants; misrepresentation; insolvency of the Company; certain ERISA events; inability to pay the debts; change of control; invalidity of loan documents; certain judgments against any parties; cross-default; and failure of collateral agreements to be in effect are considered to be events of default after the passage of time or notice or both. As of December 31, 2007, the Company was not in compliance with its credit agreements as a result of inadvertently failing to take

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

9. DEBT (Continued)

certain actions and deliver certain security documents in connection with the acquisition of CFRA. Subsequent to December 31, 2007 this technical default was cured and is not continuing, and thus the Company is in compliance with the terms of our credit agreement as of the filing of this Annual Report on Form 10-K and is not aware of any future events or transactions that will impact such compliance.

        The Company incurred debt issuance costs of $10,074, which have been recorded on the accompanying consolidated balance sheet. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense on the accompanying statement of income. Amortization expense for the year ended December 31, 2007 was $1,397 and is included in interest expense on the accompanying consolidated statements of income.

10. FAIR VALUE OF DERIVATIVE INSTRUMENTS

        In February 2007, the Company entered into two interest-rate swap agreements with an aggregate notional principal amount of approximately $318.8 million to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company changed the fixed/variable interest-rate mix of its debt portfolio. The agreements effectively convert floating-rate debt into fixed-rate debt over the maturity life of the debt. This reduces the Company's risk of incurring higher interest costs in periods of rising interest rates. The interest rate swap agreements adjusted the Company's weighted average effective interest rate, which resulted in investment income of $595 being recorded in investment income in the accompanying consolidated statements of income for the year ended December 31, 2007. The Company's interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company's debt (see Note 9). As of December 31, 2007, the swap agreements had a notional amount of $317,063 and a fair value liability of $10,990, which is included in other long-term liabilities on the accompanying consolidated balance sheet.

        These hedges of interest rate risk relating to the Company's debt have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the loan being hedged as of December 31, 2007. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings. There was no ineffectiveness from these hedges through December 31, 2007. As such, the gains and losses have been included in the unrealized gain on cash flow hedges as a component of other comprehensive income (loss).

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES

  Income taxes

        The components of the tax (benefit) provision for the years ended December 31, 2005, 2006, and 2007 are as follows:

	2005	2006	2007
Federal:
Current	$4,966	$4,976	$38
Deferred	284	342	(724)

	5,250	5,318	(686)

State:
Current	2,673	1,857	53
Deferred	(402)	128	(44)

	2,271	1,985	9

Foreign:
Current	120	959	2,735
Deferred	(1)	(62)	(347)

	119	897	2,388

Total	$7,640	$8,200	$1,711

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

        Deferred tax assets (liabilities) as of December 31, 2006 and 2007 consist of the following:

	2006	2007
Current:
Accounts receivable	$111	140
Prepaid expenses and accruals	(14)	(18)
Domestic production activity deduction	(18)	18

Net current deferred tax asset	79	140

Long-term:
Intangibles	—	(49,307)
Property and equipment	(276)	215
Deferred rent	485	462
Deferred revenue	350	123
Capitalized development costs	—	(2,389)
Stock based compensation	534	2,362
Net operating loss carry forwards	—	12,375
Capital loss	75	73
Foreign tax credits	—	2,425
R&D credits	—	450
Unrealized loss on cash flow hedge	—	4,585

Net long-term deferred tax asset	1,168	(28,626)

Net deferred tax Asset (Liability)	$1,247	(28,486)

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

        The expected tax provision calculated at the statutory federal rate differs from the actual (benefit) provision for the years ended December 31, 2005, 2006, and 2007 is as follows:

	2005	2006	2007
Tax provision, at U.S. Federal statutory tax rate	$7,929	$8,477	$1,439
State and local income tax expense (benefit), net of U.S. federal taxes	1,499	1,290	6
Meals and entertainment	49	71	191
Nontaxable interest and dividends	(174)	(733)	(148)
Non-deductible stock option expense under SFAS 123(R)	—	832	953
Foreign tax credit	(297)	(88)	(95)
Research and development credit	(450)	(685)	(465)
State and local credits	—	(370)	—
U.K. unrealized translation gain	329	(237)	(12)
Rate differential on foreign earnings	(112)	(102)	(287)
Section 199 deduction	—	(398)	39
Other	(52)	143	90
Change in valuation allowance	(1,081)	—	—

Net tax provision	$7,640	$8,200	$1,711

        At December 31, 2004, the Company recorded a valuation allowance of approximately $1,081 against net deferred tax assets since the Company could not be assured, that more likely than not, such amounts would be realized. In 2005, the Company was able to utilize all net operating loss and business credit carryforwards. As a result, no such carryforwards or valuation allowance remained as of December 31, 2005.

        At December 31, 2007, the Company had net operating loss carryforwards of approximately $21,337 which begin to expire in 2026. The Company also has foreign tax credits and research and developmental credits of approximately $2,425 and $450, which expire in 2017 and 2027, respectively.

  FIN 48

        As a result of the implementation of FIN 48, the Company recognized a $365 increase in the current tax liability for unrecognized tax benefits and a corresponding increase to the January 1, 2007 balance of accumulated deficit. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company's unrecognized tax benefits totaled $1,098, of which $365 would favorably impact the Company's effective tax rate, if recognized. The remaining $733 of liability for unrecognized tax benefits represents deferred tax liabilities established by ISS effective January 1, 2007. Since the liability was recognized prior to the date of acquisition, if such liability is reversed in the future it will be reflected as a reduction of goodwill. Over the next twelve months, an increase of $85 will be recorded for unrecognized tax benefits and such increase will unfavorably impact the Company's income tax provision.

        The Company's tax returns for 2004-2006 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions. The Company

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which amounted to $210 for the year ended December 31, 2007. As of January 1, 2007, the Company recorded a liability of approximately $84 for the payment of interest and $100 for potential penalties. As of December 31, 2007, $259 was accrued for the payment of interest and penalties.

        A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2007	$1,098
Additions based on tax positions related to the current year	109
Additions for tax positions of prior years	74
Reductions for tax positions of prior years	(92)

Balance at December 31, 2007	$1,189

12. COMMITMENTS AND CONTINGENCIES

        The Company is committed to unrelated parties for the rental of office space under operating leases. ISS leases office space and equipment under various operating lease agreements. Certain of the leases contain a requirement for the Company to pay its share of any increases in operating expenses and real estate taxes. The lease agreements for RMG's and ISS' primary office space terminate in August 2012 and July 2012, respectively.

        As of December 31, 2007, minimum future rental payments under operating leases are as follows:

Year ending December 31,
2008	$6,586
2009	6,942
2010	6,267
2011	5,742
2012	4,065
Thereafter	1,342

Total minimum lease payments	$30,944

        Rent expense on leases was $4,199, $1,805 and $6,689 for the years ended December 31, 2005, 2006 and 2007, respectively. The Company had collateralized its obligations to a lessor by pledging $426 and $1,076 in cash deposits classified as other assets on the accompanying consolidated balance sheets as of December 31, 2006 and 2007, respectively.

        On March 16, 2005, the Company and the landlord of its primary operating facility agreed to an early termination of the existing lease agreement. As a result, the Company paid the landlord $1,650 and recorded additional rent expense of $1,209 (net of $441 deferred rent payable) at the date of the early termination.

        On March 1, 2005, the Company entered into a new lease for its primary operating facility that expires in August 2012. Under the terms of this lease, the Company was not obligated to pay rent for a period of six months and was paid a sum of $1,034 as an inducement to sign the lease.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        In August 2007, the Company entered into a new lease for its London operations that expires in August 2012. Under the terms of this lease, the Company was not obligated to pay rent for a period of one year.

        As a result of free rent periods, lease inducements and escalation clauses of operating leases, deferred rent balances of $971 and $1,127 are included in other long term liabilities and $223 and $202 of current liabilities are included in accrued expenses on the accompanying consolidated balance sheet at December 31, 2006 and 2007, respectively.

        Data Agreements—The Company has entered into agreements with other vendors to supply the Company with data, which have terms that extend through 2010. The aggregate minimum payments with respect to these data agreements as of December 31, 2007, are as follows:

Year ending December 31,
2008	$6,011
2009	2,511
2010	356

Total	$8,878

        Contingencies—The Company has no lawsuits against it nor has the Company initiated any against any others. The Company believes that any potential liability arising from unknown actions or claims will not have a material adverse effect on the Company's consolidated results of income, financial condition, or liquidity

13. STOCKHOLDERS' EQUITY

        Prior to the reorganization described in Note 1, the authorized capital stock of the Company consisted of 87,500,000 shares of common stock, with a stated par value of $.01 per share and was increased to 150,000,000 shares on January 11, 2007. Effective in 2000, the Company began repurchasing shares of its common stock from employees and held these repurchased shares as treasury stock. During the years ended December 31, 2005, 2006 and 2007, 555,455, 1,432,610 and 208,192 shares were repurchased for a total cost of $2,503, $9,018 and $3,257 which is included in stockholders' equity on the consolidated balance sheets. In connection with the reorganization, the Company retired the 10,329,405 shares held as treasury stock.

        In January 2007, the Company acquired ISS. As part of the consideration paid to ISS, 2,774,351 shares of the Company's common stock with a value of approximately $42.4 million were issued. As well, former ISS employee options held were exchanged for 1,396,000 options of the Company with an estimated fair market value of approximately $16.3 million.

        In August 2007, the Company acquired CFRA. As part of the consideration paid in connection with the acquisition of CFRA, the Company issued 1,008,113 shares of common stock with a value of $16.6 million.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION

        The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock ("non-vested stock").

  Stock Options

        During 2000, the Company's Board of Directors adopted a Stock Option Plan (the "2000 Plan") that provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a one to four year period and have a ten-year contractual term. The maximum number of shares of the Company's common stock available for issuance under the 2000 Plan was 12,500,000, and no more than 4,000,000 were allowed to be issued in any calendar year. The Company retired the 2000 Plan and adopted a new option plan (the "2004 Plan"). As of December 31, 2007, 6,629,982 options issued under the 2000 Plan remain outstanding.

        The 2004 Plan provides for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a three to four year period and have a ten-year contractual term. To satisfy options granted under the Plan, the Company may make common stock available from authorized but unissued shares or shares held in treasury by the Company. The maximum number of shares of the Company's common stock available for issuance under the 2004 Plan is 7,500,000. Subsequent to the acquisition of ISS, the Company retired the 2004 plan and adopted a new option plan (the "2007 plan"). As of December 31, 2007, 4,791,610 options issued under the 2004 Plan remain outstanding.

        In January 2007, the Company's Board of Directors adopted a stock option plan covering the employees from ISS (the "ISS Plan"), which resulted in the rollover of 1,396,000 fully-vested options from ISS. Under the adoption of this ISS Plan, no additional options are to be issued. As of December 31, 2007, 369,932 options issued under the ISS Plan remain outstanding.

        In January 2007 the Company's Board of Directors adopted a Stock Option Plan (the "2007 Plan") that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which vest over a four year period and have a ten-year contractual term. The maximum number of shares of the Company's common stock available for issuance under the 2007 Plan is 6,500,000. As of December 31, 2007, 1,569,758 options issued and 346,609 shares of non-vested stock granted under the 2007 Plan remain outstanding.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

        Summarized information relative to the Company's stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2005	9,744,114	2.32
Granted	2,423,750	6.45
Exercised	(460,950)	1.81
Forfeited	(411,813)	3.00

Outstanding—December 31, 2005	11,295,101	3.20
Granted	1,530,625	12.98
Exercised	(142,392)	1.79
Forfeited	(648,142)	2.69

Outstanding—December 31, 2006	12,035,192	4.49
Granted	1,917,493	15.41
ISS roll-over options	1,396,000	4.15
Exercised	(1,538,133)	3.86
Forfeited	(449,270)	13.19

Outstanding—December 31, 2007	13,361,282	$5.79

        The Company's stock options outstanding at December 31, 2007 were as follows:

	Outstanding Options			Options Exercisable
ExercisePrices	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 1.20	1,159,599	3.07	$1.20	1,159,599	$1.20
1.48	150,764	9.03	1.48	150,764	1.48
2.00	3,420,246	4.76	2.00	3,420,244	2.00
2.33	9,505	9.03	2.33	9,505	2.33
2.40	2,050,137	6.01	2.40	2,015,833	2.40
3.42	20,365	9.03	3.42	20,365	3.42
3.75	310,000	6.64	3.75	266,563	3.75
4.46	138,846	9.03	4.46	138,846	4.46
4.80	1,298,332	7.03	4.80	831,461	4.80
5.05	17,837	9.03	5.05	17,837	5.05
5.94	20,095	9.03	5.94	20,095	5.94
6.00	295,500	7.58	6.00	162,379	6.00
7.13	12,520	9.03	7.13	12,520	7.13
7.20	1,793,423	8.08	7.20	800,430	7.20
15.29	2,488,355	9.19	15.29	284,916	15.29
16.50	175,758	9.58	16.50	—	16.50

	13,361,282	6.59	$5.79	9,311,357	3.26

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

        As of December 31, 2006 and 2007, 7,802,445 and 9,311,357 of the outstanding options are vested and exercisable at the weighted-average exercisable price of $2.50 and $5.79, respectively. Of the unvested options as of December 31, 2007, 3,685,432 are expected to vest in the future.

        During the year ended December 31, 2007, the Company granted the following stock options with exercise prices as follows:

Grant Dates	Number of Stock Options Granted	Fair Value of Common Stock		Exercise Price	Intrinsic Value
January 11, 2007	1,396,000	15.29	*	15.29	—
May 17, 2007	1,733,250	15.29	*	15.29	—
July 26, 2007	20,000	16.50	**	16.50	—
August 1, 2007	164,243	16.50	***	16.50	—

*
The fair value was determined based on a third party transaction involving the acquisition of ISS and corporate restructuring which resulted in a total enterprise value, and was based upon an agreed-upon exchange ratio which was implicitly equivalent to $15.29 per share. The board of directors determined that the strike price for options issued at the time of the ISS acquisition should be at this per share value. Subsequently, the Company received a report from an independent valuation firm which supported this per share value.

**
The fair value was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency, and reviewed by the board of directors.

***
The fair value was determined based on a third party transaction involving the acquisition of CFRA which resulted in a total enterprise value, and was based upon an agreed-upon exchange ratio which was implicitly equivalent to $16.50 per share. The board of directors determined that the strike price for options issued at the time of the CFRA acquisition should be at this per share value.

The derived fair value of the common shares underlying the options was determined based on an internal valuation prepared by management, with the appropriate level of competency and reviews by the Board of Directors, using generally accepted valuation methodologies. Management applies the guideline company's approach which incorporates certain assumptions, including multiples of EBITDA and the market performance of comparable listed companies, as well as the financial results and growth trends of the Company, to derive the total equity value of the Company. The Company has granted options to employees at the estimated fair value without ascribing any discount.

The options granted in conjunction with the ISS acquisition were rolled over from ISS on January 11, 2007. Since the employee stock option compensation expense related to these 1,396,000 fully vested options under SFAS 123(R) is included within purchase price consideration (see Note 3), no additional SFAS 123(R) expense was or will be recorded prospectively by the Company.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

  The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Year Ended December 31,
	2005	2006	2007
Risk-free interest rate	4.4%	4.7%	4.7%
Expected term (in years)	5.0	5.0	4.5
Expected stock price volatility	31%	31%	29%
Expected dividend yield	None	None	None

        Expected volatilities are based on certain publicly traded companies that are comparable to the Company. The Company uses as estimated-average turnover for the industry within the valuation model to estimate the expected life of the options. The interest rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. As required by SFAS 123(R), management made an estimate of expected forfeitures for all unvested awards and is recognizing compensation costs only for those equity awards expected to vest.
The weighted-average per share fair value of options granted during the years ended December 31, 2005, 2006 and 2007, was $2.30, $4.72 and $5.02, respectively.

  Non-vested Stock

        Beginning in the year ended December 31, 2007, the Company granted 347,821 non-vested shares of common stock. Stock-based compensation for non-vested stock is measured at the grant date based on the fair value of the stock, and the cost is recognized ratably over the vesting period. The per share fair value of grants were $16.50 and vest over a period ranging from 6 months to 4 years. The following table summarizes non-vested stock activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2007	—	$—
Granted	347,821	16.50
Vested	—	—
Forfeited	(1,212)	16.50

Unvested Shares at December 31, 2007	346,609	$16.50

        As of December 31, 2007, there was approximately $18,841 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a period of four years. Share-based compensation expense was $0, $3,636 and $6,033 for the years ended December 31, 2005, 2006 and 2007, respectively.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

15. EARNINGS PER SHARE

        The Company follows FASB Statement No. 128, Earnings per Share, in calculating earnings per share. Basic earnings per common share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income attributable to common shareholders by a diluted weighted average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive.

        In computing earnings per share for the years ended December 31, 2005, 2006 and 2007, the difference between basic and diluted number of shares outstanding is as follows:

	Year Ended December 31,
	2005	2006	2007
Basic number of weighted-average shares outstanding	43,496,221	42,655,069	46,380,175
Effect of dilutive securities—
Employee stock options and non-vested stock	4,916,530	5,308,597	7,984,571

Diluted number of weighted-average shares outstanding	48,412,751	47,963,666	54,364,746

        Options to purchase 145,904, 1,714,586 and 2,184,693 common shares during the years ended December 31, 2005, 2006, and 2007, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

16. RELATED PARTY TRANSACTIONS

        In December 2004, the Company entered into a consulting agreement with one of its directors. The consulting agreement stated that the director would provide certain strategic advice and marketing assistance to the Company in consideration for an annual payment of $125. The director was paid $125 for 2005, and accepted options to purchase 31,250 and 18,750 shares at exercise prices per share of $7.20 and $15.29, respectively, in lieu of payment, for 2006 and 2007, respectively. This agreement was not renewed and terminated effective as of December 1, 2007. The Company recognized the fair value of such options of $125 as consulting expense in its statements of income for the years ended December 31, 2005, 2006 and 2007.

        The Company had sales of its products and services to an entity founded by one of its directors, aggregating $230 and $266 for the years ended December 31, 2005 and 2006, respectively.

17. EMPLOYEE BENEFIT PLANS

        As of December 31, 2007, the Company sponsors two 401(k) plans, one for RiskMetrics employees and one plan for ISS employees. The participants may elect to defer eligible compensation up to governmental limitations. The Company, at the discretion of the Board of Directors, may make contributions to the plan. Expense related to the 401(k) and other plans was approximately $781, $680 and $1,687 for the years ended December 31, 2005, 2006 and 2007, respectively.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

18. SEGMENT INFORMATION

        Prior to the acquisition of ISS on January 11, 2007, RMG operated within one segment, RiskMetrics, with various product offerings made available to our customers.

        As of December 31, 2007, the Company has two reportable segments, the RiskMetrics business and the ISS business. These designations have been made as the discrete operating results of these segments are reviewed by the Company's chief operating decision maker to assess performance and make operating and asset allocation decisions. All intersegment transactions have been eliminated in the consolidated financial statements. The Company allocates corporate and other shared services to each segment based on the employee's geographic location and headcount. Goodwill and intangible assets acquired in connection with the ISS and CFRA acquisitions are included in the ISS business segment assets amounts as of December 31, 2007.

        The RiskMetrics business is a provider of multi-asset, position-based risk and wealth management products and services. The business provides clients with comprehensive, interactive products and services that allow them to measure and quantify portfolio risk across security types, geographies and markets. The products and services enable the clients to make more informed investment decisions, monitor and comply with exposure and risk limits, provide greater transparency to both internal audiences and external constituencies and meet regulatory and reporting requirements.

        The ISS business is a provider of corporate governance services to institutional shareholders and corporations around the world. The business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform their voting decisions and assess issuer-specific risk. It offers both global security coverage and fully integrated products and services, from policy creation to comprehensive research, vote recommendations, reliable vote execution, post-vote disclosure and reporting and analytical tools.

        Results of operations by segment for the year ended December 31, 2007 is as follows:

	RiskMetrics Business	ISS Business	Total
Year ended December 31, 2007:
Revenues	$121,126	$119,175	$240,301

Depreciation and amortization of property and equipment	4,439	2,980	7,419
Amortization of intangible assets	—	19,145	19,145
Other operating expenses	85,472	88,795	174,267

Income from operations	31,215	8,255	39,470

Interest, dividend and investment income	—	—	2,159
Interest expense	—	—	(37,517)

Income before income taxes	—	—	4,112
Provision for income taxes	—	—	1,711

Net income	—	—	$2,401

Asset information:
Segment assets at December 31, 2007	$52,158	$691,025	$743,183

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

18. SEGMENT INFORMATION (Continued)

        The following table summarizes revenue for the years ended December 31, 2005, 2006 and 2007 on a percentage basis by geographic region, based on the country in which the customer is located:

	2005	2006	2007
Americas	59%	52%	62%
EMEA (Europe, Middle East and Africa)	32%	39%	31%
Asia	9%	9%	7%

	100%	100%	100%

        At December 31, 2007, the Company's total assets, including receivables from customers located outside of the United States of America are $13,856 and $2,293, respectively. All other financial instruments or assets located in foreign countries or denominated in foreign currencies were insignificant at December 31, 2007.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

19. UNAUDITED QUARTERLY FINANCIAL DATA

        Selected unaudited, quarterly financial data of the Company for the years ended December 31, 2006 and 2007 appears below:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,342	$24,577	$24,383	$25,934

Operating costs and expenses:
Cost of revenues	6,142	6,239	6,548	6,689
Research and development expenses	5,486	5,417	5,373	4,926
Selling and marketing expenses	3,682	3,651	3,478	4,166
General and administrative expenses	2,587	3,231	2,779	4,255
Depreciation and amortization of property and equipment	1,045	980	981	1,075
Amortization of intangible assets	770	—	—	—
Loss on disposal of property and equipment	9	2	4	—

Total operating costs and expenses	19,721	19,520	19,163	21,111

Income from operations	6,621	5,057	5,220	4,823

Interest, dividend and investment income (expense), net	471	495	727	807

Income before provision for income taxes	7,092	5,552	5,947	5,630
Provision for income taxes	2,591	1,689	2,013	1,907

Net income	$4,501	$3,863	$3,934	$3,723

Net income per share:
Basic (a)	$0.10	$0.09	$0.09	$0.09

Diluted	$0.09	$0.08	$0.08	$0.08

Weighted average shares outstanding:
Basic	43,002,877	42,535,323	42,550,694	42,537,550

Diluted	48,283,684	47,581,531	47,622,993	47,637,906

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

19. UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	2007
	First Quarter(b)	Second Quarter	Third Quarter(c)	Fourth Quarter
Revenues	$52,365	$58,150	$62,159	$67,627

Operating costs and expenses:
Cost of revenues	16,593	19,368	20,705	20,651
Research and development expenses	6,879	7,920	7,678	8,665
Selling and marketing expenses	8,093	8,362	8,874	10,091
General and administrative expenses	6,519	6,437	7,873	8,825
Depreciation and amortization of property and equipment	1,584	1,739	1,869	2,227
Amortization of intangible assets	4,189	4,434	5,104	5,418
Loss on disposal of property and equipment	—	2	—	732

Total operating costs and expenses	43,857	48,262	52,103	56,609

Income from operations	8,508	9,888	10,056	11,018

Interest, dividend and investment income (expense), net	(7,904)	(8,935)	(9,359)	(9,160)

Income before provision for income taxes	604	953	697	1,858
Provision for income taxes	283	447	326	655

Net income	$321	$506	$371	$1,203

Net income per share:
Basic	$0.01	$0.01	$0.01	$0.03

Diluted (c)	$0.01	$0.01	$0.01	$0.02

Weighted average shares outstanding:
Basic	45,016,364	45,600,151	47,239,323	47,626,734

Diluted	53,377,084	53,878,411	54,957,187	55,257,079

(a)
May not recalculate due to rounding.

(b)
The Company acquired ISS on January 11, 2007, see Note 3.

(c)
The Company acquired CFRA on August 1, 2007, see Note 3.

20. SUBSEQUENT EVENTS

        Initial Public Offering—In January 2008, the Company completed an initial public offering of 14,000,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. In addition, the Company granted the underwriters an option to purchase a maximum of 2,100,000 additional shares of common stock to cover over-allotments, which was exercised in full in January

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

(Amounts in thousands, except share and per share amounts)

20. SUBSEQUENT EVENTS (Continued)

2008. Net proceeds from the offering, including the exercise of the underwriters' allotment, were $194.0 million, after deducting underwriting discounts and commissions and approximately $3.4 million of offering expenses.

        Stock Option Grants—Immediately prior to the consummation of the initial public offering, the Company granted 1,563,500 stock options to its employees at an exercise price equal to the initial public offering price of $17.50 per share.

        Prepayment of Debt—In January 2008, the Company utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, which amounted to $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon prepayment as set forth in the credit agreement. In conjunction with the repayment of the second lien loan in 2008, the Company wrote off debt issuance costs of $2.4 million and reduced the notional amount of the interest rate swap by $19.3 million, which resulted in additional expense of $1.4 million in 2008.

        * * * * * * * * * *

QuickLinks

RiskMetrics Group Index to Form 10-K
  Item 1. Business
  Item 1A. RISK FACTORS
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity Compensation Plan Information
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
Part III
Part IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
RISKMETRICS GROUP, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2006 AND 2007 (In thousands, except share amounts)
RISKMETRICS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007 (In thousands, except share and per share amounts)
RISKMETRICS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007 (In thousands, except share amounts)
RISKMETRICS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007 (Amounts in thousands)