Form 10-Q
period 2008-03-31
RiskMetrics Group Inc
filed 2008-05-15
CIK 1295172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission file number: 001-33928

RiskMetrics Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8175809
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Chase Manhattan Plaza, 44th Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(212) 981-7475

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of Friday, May 9, 2008 was:

Class	Outstanding
Common stock $.01 par value	60,512,639

RiskMetrics Group

Index to Form 10-Q

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2007	March 31, 2008
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,455	$87,347
Accounts receivable, net	37,010	56,284
Deferred tax asset	140	140
Income taxes receivable	8,300	10,681
Other receivables and prepaid expenses	5,910	6,184
Total current assets	78,815	160,636
Intangibles—net	174,154	168,698
Goodwill	460,951	460,355
Property and equipment—net	16,225	15,890
Deferred financing costs	8,677	6,007
Other assets	4,361	1,744
TOTAL ASSETS	$743,183	$813,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$6,235	$3,462
Accrued expenses	34,189	20,399
Debt, current portion	3,000	6,381
Deferred revenue, current portion	100,557	111,783
Other current liabilities	227	247
Total current liabilities	144,208	142,272
LONG-TERM LIABILITIES
Debt	419,750	290,619
Deferred tax liabilities	28,626	24,889
Deferred revenue	722	551
Other long-term liabilities	13,785	21,846
Total liabilities	607,091	480,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—150,000,000 and 200,000,000 authorized at December 31, 2007 and March 31, 2008, respectively; 47,850,652 and 60,716,514 issued and 47,642,460 and 60,508,322 outstanding at December 31, 2007 and March 31, 2008, respectively	479	607
Treasury stock—208,192 shares	(2)	(2)
Additional paid-in capital	217,355	418,618
Accumulated other comprehensive loss	(7,262)	(11,939)
Accumulated deficit	(74,478)	(74,131)
Total stockholders’ equity	136,092	333,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$743,183	$813,330

See notes to condensed consolidated financial statements (unaudited).

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008

(UNAUDITED)

(In thousands, except share and per share amounts)

	2007	2008
REVENUES	$52,365	$71,220
OPERATING COSTS AND EXPENSES:
Cost of revenues (including stock-based compensation of $192 and $1,558 in 2007 and 2008, respectively)	16,593	22,704
Research and development expenses (including stock-based compensation of $199 and $781 in 2007 and 2008, respectively)	6,879	10,461
Selling and marketing expenses (including stock-based compensation of $107 and $321 in 2007 and 2008, respectively)	8,093	9,206
General and administrative expenses (including stock-based compensation of $298 and $701 in 2007 and 2008, respectively)	6,519	9,205
Depreciation and amortization of property and equipment	1,584	2,115
Amortization of intangible assets	4,189	5,456
Loss on disposal of fixed assets	—	22
Total operating costs and expenses	43,857	59,169
INCOME FROM OPERATIONS	8,508	12,051

INTEREST, DIVIDEND, INVESTMENT, AND OTHER INCOME (EXPENSE), NET:

Interest, dividend and investment income	586	299
Interest expense (Note 7)	(8,490)	(9,163)
Other expenses (Note 7)	—	(2,613)
Total interest, dividend, investment, and other income (expense), net	(7,904)	(11,477)
INCOME BEFORE PROVISION FOR INCOME TAXES	604	574
PROVISION FOR INCOME TAXES	315	227
NET INCOME	$289	$347
INCOME PER SHARE:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	45,016,364	57,161,701
Diluted	53,377,084	64,811,753

See notes to condensed consolidated financial statements (unaudited).

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

(In thousands, except share amounts)

	Common Shares			Additional	Accumulated Other		Total
	Number of Shares Issued	Amount	Treasury Stock	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

BALANCE—January 1, 2008	47,850,652	$479	$(2)	$217,355	$(7,262)	$(74,478)	$136,092
Comprehensive income:
Net income	—	—	—	—	—	347	347
Foreign currency translation adjustment	—	—	—	—	(32)	—	(32)
Net unrealized loss on cash flow hedge, net of deferred tax benefit of $3,309 and realized loss (see disclosure below)	—	—	—	—	(4,645)	—	(4,645)
Total comprehensive loss	—	—	—	—	—	—	(4,330)

Common shares issued upon exercise of options	761,099	8	—	2,674	—	—	2,682
Tax benefit associated with exercise of stock options	—	—	—	1,458	—	—	1,458
Stock-based compensation	—	—	—	3,361	—	—	3,361
–Issuance of stock (Note 11)	40,579	—	—	—	—	—	—
Net proceeds from equity offering (Note 3)	12,064,184	120	—	193,770	—	—	193,890

BALANCE—March 31, 2008	60,716,514	$607	$(2)	$418,618	$(11,939)	$(74,131)	$333,153

Disclosure of realized loss:
Unrealized loss on cash flow hedge	$(5,470)
Realized loss for cash flow hedge settlement , net of tax benefit of $539 (Note 8)	825
Net unrealized loss on cash flow hedge	$(4,645)

See notes to condensed consolidated financial statements (unaudited).

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008

(UNAUDITED)

(Amounts in thousands)

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289	$347
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization of property and equipment	1,584	2,115
Provision for bad debt	166	176
Amortization of intangible assets	4,189	5,456
Amortization of debt issuance costs	349	2,670
Stock-based compensation	796	3,361
Tax benefit associated with exercise of stock options	—	(1,458)
Loss on disposal of fixed assets	—	22
Changes in assets and liabilities:		—
(Increase) decrease in accounts receivable	4,924	(19,550)
Increase in other receivables and prepaid expenses	(334)	(264)
(Increase) decrease in other assets	590	(54)
Increase (decrease) in deferred revenue	(2,187)	11,062
Increase in income taxes receivable	(1,026)	(632)
Decrease in trade accounts payable	(799)	(2,828)
Decrease in other accrued expenses and liabilities	(16,601)	(13,362)
Net cash used by operating activities	(8,060)	(12,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,074)	(1,777)
Cash paid to acquire Institutional Shareholder Services Inc. (“ISS”) and related acquisition costs (net of cash acquired of $12,250)	(471,764)	—
Payment of acquired ISS acquisition related costs	(7,413)	—
Proceeds from sale of investments	59,575	—
Net cash used in investing activities	(421,676)	(1,777)
CASH FLOWS FROM FINANCING ACTIVITIES:	—
Proceeds from debt borrowings	425,000	—
Repayment of debt	—	(125,750)
Payment of debt issuance costs	(10,074)	—
Principal payments on capital lease obligations	(5)	—
Gross proceeds from equity offering (Note 3)	—	197,400
Equity offering expenses		(1,073)
Excess tax benefit associated with exercise of stock options		1,458
Proceeds from exercise of stock options	55	2,682
Net cash provided by financing activities	414,976	74,717
EFFECT OF EXCHANGE RATE CHANGES ON CASH	115	(109)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,645)	59,892
CASH AND CASH EQUIVALENTS—Beginning of year	37,313	27,455
CASH AND CASH EQUIVALENTS—End of year	$22,668	$87,347
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,913	$6,472
Cash paid for taxes (net of refunds)	$281	$1,651
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to purchase ISS	$42,426	—
Issuance of stock options to purchase ISS	$16,331	—
Retirement of treasury stock	$103	—
Tax benefit associated with exercise of ISS stock options	—	$596

See notes to condensed consolidated financial statements (unaudited).

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

1. OVERVIEW AND BASIS OF PRESENTATION

Company Overview—RiskMetrics Group, Inc. (the “Company” or “RMG”) is a provider of risk management and corporate governance products and services to participants in the global financial markets. The Company’s products and services enable its clients to better understand and manage the risks associated with their financial holdings, provide greater transparency to their internal and external constituencies, satisfy regulatory and reporting requirements and make more informed investment decisions. The Company provides its products and services across multiple asset classes, markets and geographies to a diverse client base including asset managers, hedge funds, pension funds, banks, insurance companies, financial advisors and corporations. The Company operates in two business segments, the “RiskMetrics business” and the “ISS business”.

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of RMG and its wholly owned-subsidiaries which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2007 and 2008 have not been audited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The financial statements and related notes have been prepared on the same basis as and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.   The December 31, 2007 consolidated financial statement information has been derived from the 2007 audited consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant Accounting Policies—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, stock-based compensation, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to the Company’s significant accounting policies since December 31, 2007. The Company believes the estimates used in the preparation of the condensed consolidated financial statements are reasonable, however, actual results could differ from those estimates.

Effects of Recently Issued Accounting Standards—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008 and such adoption did not have a material impact on the condensed consolidated financial statements.  Refer to Note 8 regarding the fair value measurement for the Company’s derivative instruments.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 on January 1, 2008 and such adoption did not have an impact on the condensed consolidated financial statements.

On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No.141(R). The adoption of SFAS 141 (R) and SFAS 160 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its condensed consolidated financial statements.

3.  INITIAL PUBLIC OFFERING

In January 2008, the Company completed an initial public offering of 14,000,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. In addition, the Company granted the underwriters an option to purchase a maximum of 2,100,000 additional shares of common stock to cover over-allotments, which was exercised in full in January 2008. Net proceeds from the offering, including the exercise of the underwriters’ allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which $1.1 million were paid during the three months ended March 31, 2008.   The Company utilized a portion of the proceeds to prepay the entire outstanding indebtedness under the Company’s second loan lien credit facility (See Note 7).

4. ACQUISITIONS

On January 11, 2007, the Company acquired all of the outstanding capital stock of ISS for $542,771. The purpose of the acquisition was to broaden the types of services the Company could offer its clients. The acquisition has been accounted for as a purchase and the operating results of ISS have been included in the financial statements since the date of acquisition.

The aggregate consideration paid for the acquisition is as follows:

Cash paid	$482,718
Fair value of 2,774,351 shares of common stock issued	42,426
Fair value of stock options exchanged (1,396,000 shares underlying the stock options)	16,331
Transaction costs	1,296
Total purchase consideration	$542,771

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

The Company valued the shares of common stock issued in exchange for stock options held by ISS employees and those issued to ISS shareholders at $15.29 per share. The fair value of converted stock options issued in connection with the acquisition was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

Risk-free interest rate	4.7%
Expected term (in years)	3.0
Expected stock price volatility	31%
Expected dividend yield	None

The significant assumptions used in the valuation included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the input of competition and technological changes. The following table summarizes the amounts allocated to the acquired assets and assumed liabilities based upon management’s estimates:

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

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has provided for deferred taxes representing the difference between the estimated book and tax basis of the net assets acquired. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill, which is expected to be deductible for tax purposes. The Company did not recognize a deferred tax asset relating to the future tax deduction that will arise when the ISS employee rollover options are exercised. As such exercises occur, the Company recognizes a tax deduction and such benefit is recorded as a reduction of goodwill (Note 5).

The amounts allocated to intangible assets and acquired technology were attributed to the following categories and estimated useful lives:

Acquired technology	$25,039	5 years
Customer relationships	117,900	9–11 years
Trade names	29,400	10 years–indefinite
	$172,339

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

CFRA Acquisition

On August 1, 2007, the Company acquired all of the outstanding membership interests of CFRA for $63,793. CFRA is a provider of forensic accounting research, legal and regulatory risk assessment, due diligence and educational services. The purpose of this acquisition was to broaden the quantitative and qualitative analysis services that the ISS business could offer its clients. The acquisition has been accounted for as a purchase, and the operating results of CFRA have been included in the consolidated financial statements since the date of its acquisition.

The aggregate consideration paid for the acquisition is as follows:

Cash paid (includes cash acquired of $1,213)	$46,498
Fair value of 1,008,113 shares of common stock issued	16,634
Transaction costs	661
Total purchase consideration	$63,793

The Company valued the shares of common stock issued in exchange for equity held by CFRA shareholders at $16.50 per share. The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based upon management’s estimates:

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

The following table summarizes unaudited pro forma financial information for the three months ended March 31, 2007 assuming the acquisitions of ISS and CFRA had occurred on January 1, 2007.

Three Months Ended March 31, 2007
Revenues	$59,620
Loss from operations	(6,120)
Net loss	(8,882)
Net loss per share:
Basic and diluted	$(0.20)

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Included in pro forma loss from operations for the three months ended March 31, 2007 are $13.4 million of non-recurring expenses incurred by ISS in connection with its acquisition by RMG, which were for prior services rendered and a $1.2 million non-recurring charge associated with the pre-existing indebtedness of ISS, all of which will have no continuing impact on the Company’s financial statements. These unaudited pro forma results are intended for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the ISS and CFRA acquisitions been in effect at the beginning of the periods presented, or of future results of the combined operations.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2007 and March 31, 2008 consist of the following:

	December 31, 2007
	Useful Lives	Gross	Amortization	Net
Customer relationships	7–11 years	$128,150	$11,286	$116,864
Acquired technology	5 years	25,279	4,878	20,401
Covenant not to compete	1–3 years	1,500	208	1,292
Proprietary process	7 years	8,870	528	8,342
Trade names	1–10 years	22,800	2,245	20,555
Trade names	Indefinite	6,700	—	6,700
Total		$193,299	$(19,145)	$174,154

	March 31, 2008
	Useful Lives	Gross	Amortization	Net
Customer relationships	7–11 years	$128,150	$14,402	$113,748
Acquired technology	5 years	25,279	6,142	19,137
Covenant not to compete	1–3 years	1,500	375	1,125
Proprietary process	7 years	8,870	845	8,025
Trade names	1–10 years	22,800	2,837	19,963
Trade names	Indefinite	6,700	—	6,700
Total		$193,299	$(24,601)	$168,698

Amortization expense of intangible assets for the three months ended March 31, 2007 and 2008, was $4,189 and $5,456, respectively, and is included in amortization of intangible assets on the consolidated statements of income.

Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

Remainder of year ending December 31, 2008	$16,223
Years ending December 31,
2009	$21,475
2010	$21,371
2011	$21,058
2012	$16,180

Goodwill changed during the three months ended March 31, 2008 as follows:

Balance at January 1, 2008	$460,951
Less: Tax benefit on exercise of stock options granted to ISS employees on acquisition (See Note 4)	596
Balance at March 31, 2008	$460,355

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

6. ACCRUED EXPENSES

Accrued expenses as of December 31, 2007 and March 31, 2008 consist of the following:

	December 31, 2007	March 31, 2008
Accrued compensation and related tax	$28,490	$12,262
Accrued data expense	1,133	1,732
Accrued travel and entertainment	227	416
Accrued professional fees	1,813	2,576
Current portion of deferred rent	202	202
Other accrued expenses	2,324	3,211
	$34,189	$20,399

7. DEBT

In conjunction with the purchase of ISS on January 11, 2007, a subsidiary of the Company obtained $450 million of debt, of which $425 million was borrowed to complete the acquisition.

The debt is comprised of two term loan facilities and a revolving credit facility:

The first lien credit facilities consists of a $25 million revolving credit facility and $300 million of first lien term loan facility and accumulates interest, at the option of the Company at: (a) the LIBOR rate plus a margin of 1.75% to 2.25% depending on the Company’s consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) Bank of America’s “prime rate,” plus a margin of 0.75% or 1.25% depending on the consolidated leverage ratio. Amounts paid under the first lien term loan facility may not be re-borrowed. Amounts paid under the revolving credit facility may be re-borrowed. The maturity date for the revolving credit facility and first lien term loan facility is January 2013 and January 2014, respectively.

The second lien term loan facility was for $125 million and accumulated interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America’s “prime rate,” plus a margin of 4.50%. In January 2008, the Company utilized a portion of proceeds from the initial public offering (Note 3) to prepay the entire outstanding indebtedness under the second lien loan, which amounted to $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon prepayment as set forth in the credit agreement, which has been included in other expenses for the three months ended March 31, 2008 in the accompanying consolidated statements of income. In conjunction with the prepayment of the second lien loan during the three months ended March 31, 2008, the Company reduced the notional amount of the interest rate swap by $19.3 million, which resulted in other expense of $1.4 million in 2008 (Note 8).

In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts of the first lien credit facility in quarterly installments of $750, of which the next payment is due on June 30, 2008. Furthermore, starting after the fiscal year ended December 31, 2007, the Company is required to make a mandatory payment equal to 50% of each year’s excess cash flow depending on leverage ratios, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. In April 2008, the Company paid an excess cash flow principal payment of $6,381 for its first lien term loan, as required by the credit facility. The Company is required to repay the aggregate principal remaining on the first lien term loan facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Scheduled repayments of balances outstanding as of March 31, 2008 are as follows:

For the twelve months ending March 31,
2009	$6,381
2010	3,000
2011	3,000
2012	3,000
2013	3,000
Thereafter	278,619
$297,000

The Company incurred debt issuance costs of $10,074, which have been recorded in other long term assets on the accompanying consolidated balance sheets. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense, including such write-off, on the accompanying statement of income. In conjunction with the prepayment of the second lien loan during the three months ended March 31, 2008, the Company wrote-off debt issuance costs of $2,377. Amortization expense of debt issuance costs for the three months ended March 31, 2007 and 2008 was $317 and $2,670, respectively and is included in interest expense on the accompanying consolidated statements of income.

8. FAIR VALUE OF DERIVATIVE INSTRUMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 that apply to  financial assets and liabilities that are measured at fair value within the financial statements, which provides a framework for measuring fair value under GAAP. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. As of March 31, 2008 the Company had interest rate swap agreements which are valued under a level 2 input as shown in the following table:

		Fair value at March 31, 2008, using:
		Quoted prices in	Significant	Significant
		active markets for	other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$18,952	$—	$18,952	$—
Total	$18,952	$—	$18,952	$—

In February 2007, the Company entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company changed the fixed/variable interest-rate mix of its debt portfolio. The agreements effectively convert floating-rate debt into fixed-rate debt over the maturity life of the debt. This reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and increases the Company’s risk of paying higher interest costs in periods of decreasing interest rates. The interest rate swap agreements adjusted the Company’s weighted average effective interest rate, which resulted in investment income (loss) of $102 and $(215) being recorded in investment income (loss) in the accompanying consolidated statements of income for the three months ended March 31, 2007 and 2008, respectively. The Company’s interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company’s debt (see Note 7). As of December 31, 2007 and March 31, 2008, the swap agreements had a notional amount of $317,063 and $281,063, respectively. As of December 31, 2007 and March 31, 2008, the swap agreements had a fair value liability of $10,990 and $18,952, respectively, which is included in other long-term liabilities on the accompanying consolidated balance sheet.

In conjunction with the prepayment of the second lien loan during the three months ended March 31, 2008 (Note 7), the Company reduced the notional amount of the interest rate swap by $19,300 in order to hedge the remaining debt outstanding.  The reduction of the notional amount cost $1,364 and has been included in other expenses on the accompanying statement of income for the three months ended March 31, 2008.

These hedges of interest rate risk relating to the Company’s debt have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the loan being hedged as of

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

March 31, 2008. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings. Effective gains and losses have been included in the unrealized gain on cash flow hedges as a component of other comprehensive income (loss) net of tax.

9. INCOME TAXES

Income taxes

The expected tax provision calculated at the statutory federal rate differs from the actual (benefit) provision for the three months ended March 31, 2007 and 2008 as follows:

	Three months ended March 31,
	2007	2008
Tax provision, at U.S. Federal statutory tax rate	35.0%	35.0%
State and local income tax expense (benefit), net of U.S. federal taxes	(3.3)%	5.5%
Non-deductible stock option expense under SFAS 123(R)	31.3%	1.9%
Other	(10.8)%	(2.9)%
Net tax provision	52.2%	39.5%

Other is primarily comprised of foreign tax credits, research and development credits and foreign income differentials and has declined due to a reduction in research and development credits and increased projected pre-tax income.

FIN 48

As of March 31, 2008, the Company’s unrecognized tax benefits totaled $1,267, of which $534 would favorably impact the Company’s effective tax rate, if recognized. The remaining $733 of liability for unrecognized tax benefits represents deferred tax liabilities established by ISS effective January 1, 2007. Over the next nine months, an increase of $234 will be recorded for unrecognized tax benefits and such increase will unfavorably impact the Company’s income tax provision.

The Company’s tax returns for 2004-2006 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions. As of March 31, 2008, $264 was accrued for the payment of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2008	$1,189
Additions based on tax positions related to the current year	74
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	—
Balance at March 31, 2008	$1,267

10. COMMITMENTS AND CONTINGENCIES

The Company is committed to unrelated parties for the rental of office space under operating leases. As of March 31, 2008, minimum future rental payments under operating leases are as follows:

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

For the twelve months ending March 31,
2009	$6,210
2010	6,495
2011	5,706
2012	5,372
2013	2,672
Thereafter	588
Total minimum lease payments	$27,043

During the three months ended March 31, 2008, the Company incurred a $198 lease exit cost as a result of moving the Company’s London operations and such expense has been included in general and administrative expenses in the accompanying statement of income.

Data Agreements—The Company has entered into agreements with other vendors to supply the Company with data. The aggregate minimum payments with respect to these data agreements as of March 31, 2008, are as follows:

For the twelve months ending March 31,
2009	$5,886
2010	2,206
2011	585
Total	$8,677

Contingencies—The Company has no lawsuits against it that it deems to be material nor has the Company initiated any against any others. The Company believes that any potential liability arising from known or unknown actions or claims will not have a material adverse effect on the Company’s consolidated results of income, financial condition, or liquidity

11. STOCK BASED COMPENSATION

The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock (“non-vested stock”).

Stock Options

During 2000, the Company’s Board of Directors adopted a Stock Option Plan (the “2000 Plan”) that provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a one to four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2000 Plan was 12,500,000, and no more than 4,000,000 were allowed to be issued in any calendar year. The Company retired the 2000 Plan and adopted a new option plan (the “2004 Plan”). As of March 31, 2008, 6,255,846 options issued under the 2000 Plan remain outstanding.

The 2004 Plan provides for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a three to four year period and have a ten-year contractual term. To satisfy options granted under the Plan, the Company may make common stock available from authorized but unissued shares or shares held in treasury by the Company. The maximum number of shares of the Company’s common stock available for issuance under the 2004 Plan is 7,500,000. Subsequent to the acquisition of ISS, the Company retired the 2004 plan and adopted a new option plan (the “2007 plan”). As of March 31, 2008, 4,596,395 options issued under the 2004 Plan remain outstanding.

In January 2007, the Company’s Board of Directors adopted a stock option plan covering the employees from ISS (the “ISS Plan”), which resulted in the rollover of 1,396,000 fully-vested options from ISS. Under the adoption of this ISS Plan, no additional options are to be issued. As of March 31, 2008, 163,742 options issued under the ISS Plan remain outstanding.

In January 2007 the Company’s Board of Directors adopted a Stock Option Plan (the “2007 Plan”) that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which vest over a four year period and have a ten-year contractual term. The maximum number of shares of the Company’s

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

common stock available for issuance under the 2007 Plan is 6,500,000. As of March 31, 2008, 3,114,352 options issued and 312,530 shares of non-vested stock granted under the 2007 Plan remain outstanding.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Summarized information relative to the Company’s stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2008	13,361,282	$5.79
Granted*	1,613,500	$17.50
Exercised	(761,099)	$3.52
Forfeited	(83,348)	$14.02
Outstanding—March 31, 2008	14,130,335	$7.21

*Immediately prior to the consummation of the initial public offering, the Company granted 1,563,500 stock options to its employees at an exercise price equal to the initial public offering price of $17.50 per share, including an aggregate of 1,031,500 options related to 2007 compensation for certain employees and an aggregate of 532,000 options to all full time employees, representing a one-time grant of 500 options to each of our employees. In addition, the Company granted 50,000 options to a newly hired employee on March 18, 2008.

The Company’s stock options outstanding at March 31, 2008 were as follows:

	Outstanding Options			Options Exercisable
Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.20	1,069,458	2.83	$1.20	1,069,458	$1.20
1.48	85,799	3.69	1.48	85,799	1.48
2.00	3,251,232	4.50	2.00	3,251,230	2.00
2.33	4,505	4.91	2.33	4,505	2.33
2.40	1,935,156	5.76	2.40	1,909,185	2.40
3.42	20,365	5.59	3.42	20,365	3.42
3.75	243,125	6.43	3.75	202,188	3.75
4.46	15,141	6.52	4.46	15,141	4.46
4.80	1,279,270	6.78	4.80	927,398	4.80
5.05	17,837	7.11	5.05	17,837	5.05
5.94	20,095	7.87	5.94	20,095	5.94
6.00	243,750	7.35	6.00	125,212	6.00
7.20	1,758,423	7.83	7.20	801,681	7.20
15.29	2,416,421	8.93	15.29	609,003	15.29
16.50	175,758	9.34	16.50	—	16.50
17.50	1,594,000	9.82	17.50	195,000	17.50
	14,130,335	6.68	$7.21	9,254,097	$4.03

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Of the unvested options as of March 31, 2008, 4,437,377 are expected to vest in the future.

The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

Three Months Ended March 31,
2008
Risk-free interest rate	2.6%
Expected term (in years)	4.5
Expected stock price volatility	35%
Expected dividend yield	None

The weighted-average per share fair value of options granted during the three months ended March 31, 2008 was $5.63.

Non-vested Stock

The following table summarizes non-vested stock activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2008	346,609	$16.50
Granted	6,500	16.81
Vested	(40,579)	16.50
Forfeited	—
Unvested Shares at March 31, 2008	312,530	$16.51

Share-based compensation expense was $796 and $3,361 for the three months ended March 31, 2007 and 2008, respectively. As of March 31, 2008, there was approximately $21,210 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans, which is expected to be recognized over a period of four years.

12. EARNINGS PER SHARE

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

In computing earnings per share for the three months ended March 31, 2007 and 2008, the difference between basic and diluted number of shares outstanding is as follows:

	Three Months Ended March 31,
	2007	2008
Basic number of weighted-average shares outstanding	45,016,364	57,161,701
Effect of dilutive securities—
Employee stock options and non-vested stock	8,360,720	7,650,052
Diluted number of weighted-average shares outstanding	53,377,084	64,811,753

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Options to purchase 1,094,355 and 1,341,138 common shares during the three months ended March 31, 2007 and 2008, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

13. SEGMENT INFORMATION

As of March 31, 2008, the Company has two reportable segments, the RiskMetrics business and the ISS business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating and asset allocation decisions. All intersegment transactions have been eliminated in the consolidated financial statements. The Company allocates corporate and other shared services to each segment based on the employee’s geographic location and headcount. Goodwill and intangible assets acquired in connection with the ISS and CFRA acquisitions are included in the ISS business segment assets amounts.

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

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Results of operations by segment for the three months ended March 31, 2007 is as follows:

	RiskMetrics Business	ISS Business	Total
Three months ended March 31, 2007:
Revenues	$27,319	$25,046	$52,365
Depreciation and amortization of property and equipment	1,073	511	1,584
Amortization of intangible assets	—	4,189	4,189
Other operating expenses	20,297	17,787	38,084
Income from operations	$5,949	$2,559	$8,508
Interest, dividend and investment income			586
Interest expense			(8,490)
Income before income taxes			604
Provision for income taxes			315
Net income			$289

	RiskMetrics Business	ISS Business	Total
Three months ended March 31, 2008:
Revenues	$34,436	$36,784	$71,220
Depreciation and amortization of property and equipment	1,160	955	2,115
Amortization of intangible assets	—	5,456	5,456
Other operating expenses	23,989	27,609	51,598
Income from operations	$9,287	$2,764	$12,051
Interest, dividend and investment income			299
Interest expense			(9,163)
Other expenses			(2,613)
Income before income taxes			574
Provision for income taxes			227
Net income			$347
Asset information:
Segment assets at March 31, 2008	$119,980	$693,350	$813,330

14. SUBSEQUENT EVENT.

In May 2008, the Company entered into a contract for the sale of its RiskManager and Hedge Platform products to Duff Capital Advisors. Philip Duff, one of the Company’s directors, is the founder, CEO and General Partner of Duff Capital Advisors. The contract was negotiated in the normal course of business on terms that are consistent with (and not preferential to) those provided to other clients. The Company anticipates that the annual amount to be paid to the Company by Duff Capital Advisors will be approximately $1 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates or requires, as used in this Form 10-Q, references to “we,” “us,” “our” or the “company” refer to RiskMetrics Group, Inc., and its subsidiaries. References to “RiskMetrics” refer only to our subsidiary, RiskMetrics Solutions, Inc. and its subsidiaries, references to “ISS” refer only to our subsidiary Institutional Shareholder Services Holdings, Inc. and its subsidiaries, and references to “CFRA” refer only to our subsidiary RMG-CFRA, LLC, formerly CFRA Holdings, LLC, and its subsidiary.

In this Form 10-Q, all dollar amounts are expressed in thousands, unless indicated otherwise. References to our “clients” include each business unit, division or wholly-owned subsidiary of a parent company which has entered into a separate customer contract with us.

The following discussion and analysis of the financial condition and results of  operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” on our Form 10-K.

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

We benefit from a number of favorable attributes of our business model. These attributes include:

Subscription-based revenue model:  We sell our services primarily on an annual subscription basis and have experienced high renewal rates. Recurring revenues accounted for approximately 91.6% of our total revenues in the three months ended March 31, 2008, and we had a renewal rate of 88.4% during that time. Our subscription model and high renewal rates minimize volatility in our revenues and provide significant visibility for our future results.

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

Our Revenues

We generate a substantial majority of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. These contracts generally renew automatically on an annual basis. Our products and services are generally priced based on the access to our applications and services, including research, voting and reports purchased. We do not price our products and services based on our clients’ assets under management. As a result, we are not subject to revenue fluctuations resulting from changes in our clients’ assets under management (“AUM”). Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client.

Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the three months ended March 31, 2008, approximately 91.6% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 88.4% for the three months ended March 31, 2008, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of March 31, 2008 was $267,564.

We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 8.4% of total revenues during the three months ended March 31, 2008.

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

Our annualized contract value for the RiskMetrics business and ISS business as of March 31, 2007, December 31, 2007, and March 31, 2008, as well as the percentage growth period over period is set forth, separately for each business, in the tables below. ISS year-over-year ACV growth was complemented by the acquisition of $15.9 million from CFRA on August 1, 2007.

Year-Over-Year Comparison

	As of March 31,
	2007	2008
RiskMetrics business annualized contract value	$109,295	$142,505
Percent growth		30.4%
ISS business annualized contract value	$94,360	$125,059
Percent growth		32.5%

Sequential Comparison

	As of December 31, 2007	As of March 31, 2008
RiskMetrics business annualized contract value	$131,716	$142,505
Percent growth		8.2%
ISS business annualized contract value	$118,522	$125,059
Percent growth		5.5%

Renewal Rate

Because non-renewals of subscription contracts decrease our annualized contract value, which in turn decreases our revenues, a key operating metric is renewal rate. Our renewal rate for any period is defined as the amount of annualized contract value that renews in a period divided by the amount of annualized contract value with an expiration date during that period. If a client has a higher contract value upon renewal of its existing contract, the amount in excess of the prior period’s contract is considered new contract revenue for purposes of this calculation.

The renewal rate for our RiskMetrics business and ISS business for the three months ended March 31, 2007 and 2008, is set forth separately for each business, in the table below.

	Three Months Ended March 31,
	2007	2008
RiskMetrics business renewal rate	87.6%	87.7%
ISS business renewal rate	89.0%	89.6%

Non-Recurring Revenues

Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the three months ended March 31, 2007 and 2008 are set forth in the table below. Our non-subscription services include implementation, compensation advisory services and similar services and overages related to ISS’ Proxy Research and Voting business. Revenues from implementation are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients’ actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients’ overages are typically an indication of larger proxy voting contract renewals.

	Three Months Ended March 31,
	2007	2008
RiskMetrics business percent non-recurring revenue	2.9%	1.0%
ISS business percent non-recurring revenue	16.6%	15.4%

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

We allocate compensation expenses, including stock-based compensation expense, to our cost of revenues, sales and marketing, research and development and general and administrative expense categories based on the actual costs associated with each employee. Other costs associated with the employees, such as occupancy, travel and telecommunications, are included in the same cost categories as the corresponding employees. We allocate corporate and other shared services to each segment based on usage or headcount. The following summarizes our significant operating expenses:

Costs of Revenues

Costs of revenues include costs related to production of proxy research and voting, web hosting, data, account management, implementation and systems operations. Costs in this area consist primarily of staff compensation and related costs and payments to third party vendors, including third party web hosting and data providers.

Research and Development

Research and development expenses include costs related to product development, research technology, application design, technology infrastructure and analytics development. Costs in this area consist primarily of staff compensation costs and related expenses and consultant expenses.

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

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment includes depreciation of software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded over the respective useful lives of the related assets. Depreciation also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets’ useful life, and the amortization of capitalized software costs. While both leasehold improvements and capitalized software costs are amortized, they are included in the depreciation line item in order to segregate amortization of intangibles which have been acquired.

Amortization of Intangible Assets

Amortization expense includes the amortization of definite life intangible assets such as technology, contracts, customer relationships, trade names, license agreements, proprietary process and non-compete agreements acquired, which are amortized over their estimated useful lives.

Adjusted EBITDA

The Adjusted EBITDA data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Three months ended March 31,
	2007	2008	$ Growth	% Growth

Adjusted EBITDA	$15,077	$23,203	$8,126	53.9%

Adjusted EBITDA for the three months ended March 31, 2007 does not include $0.9 million generated from ISS from January 1 through January 11, 2007 as ISS was acquired on January 11, 2007.  In addition, Adjusted EBITDA growth was favorably impacted by the acquisition of CFRA on August 1, 2007.

Adjusted EBITDA, as defined in our credit facilities, represents net income (loss) before interest expense, interest income, other income (expense), income tax expense (benefit), depreciation and amortization of property and equipment, amortization of intangible assets, non-cash stock-based compensation expense and extraordinary or non-recurring charges or expenses. It is a material metric used by our lenders in evaluating compliance with the maximum consolidated leverage ratio covenant in our credit facilities. The maximum consolidated leverage ratio covenant, as defined in our credit facilities, represents the ratio of total indebtedness as compared to Adjusted EBITDA, and can not exceed a maximum ratio range which declines from 8.50 to 3.00 over the life of the credit facilities. Non-compliance with this covenant could result in us being required to immediately repay our outstanding indebtedness under our credit facilities. Adjusted EBITDA is also a metric used by management to measure operating performance and for planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability.

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

•                                          Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The table below sets forth a reconciliation of Adjusted EBITDA to net income on our historical results:

	Three months ended March 31,
	2007	2008
Net income	$289	$347
Interest, other expense, net	7,904	11,477
Income tax expense	315	227
Depreciation and amortization of property and equipment	1,584	2,115
Amortization of intangible assets	4,189	5,456
Stock-based compensation.	796	3,361
Non-recurring expenses (a)	—	198
Loss on disposal of property and equipment	—	22
Adjusted EBITDA	$15,077	$23,203

(a) Represents lease exit costs incurred from moving the London operations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, stock-based compensation, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to our significant accounting policies since December 31, 2007.

Results of Operations

Based on a review of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have determined that we operate in two segments, “the RiskMetrics business” and the “ISS business.” We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments.

Factors Affecting the Comparability of Results

The results of ISS are not included in our results of operations until the acquisition date of January 11, 2007. In addition, the financial results of CFRA, which was acquired on August 1, 2007, have been included in the results of our ISS business only since the date of its acquisition. CFRA supplements the ISS business and is being integrated to support the Financial Research and Analysis product and services offerings.

In January 2008, we completed our initial public offering in which we issued 12.1 million shares and received net proceeds of $193.9 million. As such, weighted average common shares outstanding for the three months ended March 31, 2008 includes these additional shares. In addition, immediately prior to the completion of our initial public offering we granted each of our full-time employees an option to acquire 500 shares of our common stock, at an exercise price equal to the initial public offering price. Such grant resulted in stock based compensation of $1,357 being recorded for the three months ended March 31, 2008.

In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, which amounted to $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses, which consisted of a $1.25 million debt prepayment penalty fee, a $2.4 million debt issuance cost write off and a $1.4 million loss on an interest rate swap settlement, during the three months ended March 31, 2008. Such costs have been included in interest, dividend, investment and other income (expense), net in the statements of income for the three months ended March 31, 2008.

Risk Metrics Group, Inc.

Three months ended March 31, 2007 compared to the three months ended March 31, 2008

	Three months ended March 31,		Increase (decrease) for three months ended March 31, 2008 compared to 2007
	2007	2008	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$52,365	$71,220	$18,855	36.0%
Operating costs and expenses:
Cost of revenues(1)	16,593	22,704	6,111	36.8%
Research and development expenses(1)	6,879	10,461	3,582	52.1%
Selling and marketing expenses(1)	8,093	9,206	1,113	13.8%
General and administrative expenses(1)	6,519	9,205	2,686	41.2%
Depreciation and amortization of property and equipment	1,584	2,115	531	33.5%
Amortization of intangible assets	4,189	5,456	1,267	30.2%
Loss on disposal of fixed assets	—	22	22	—
Total operating costs and expenses	43,857	59,169	15,312	34.9%
Income from operations	8,508	12,051	3,543	41.6%
Interest, dividend, investment and other income (expense), net	(7,904)	(11,477)	(3,573)	45.2%
Income before provision for income taxes	604	574	(30)	(5.0)%
Provision for income taxes	315	227	(88)	(27.9)%
Net income	$289	$347	$58	20.1%

EPS – Basic and Diluted	$0.01	$0.01

(1)           Stock-based compensation expense included in operating expenses is as follows:

	Three months ended March 31,		Increase (decrease) for three months ended March 31, 2008 compared to 2007
	2007	2008	Amount	%
	(Amounts in thousands, except percentages)
Cost of revenues	$192	$1,558	$1,366	711.5%
Research and development expenses	199	781	582	292.5%
Selling and marketing expenses	107	321	214	200.0%
General and administrative expenses	298	701	403	135.2%
Total stock-based compensation expense	$796	$3,361	$2,565	322.2%

The following table provides information with respect to our revenues in certain geographic regions:

	Three months ended March 31, 2007		Three months ended March 31, 2008		Increase (decrease) for three months ended March 31, 2008 compared to 2007
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Amount	%
	(Amounts in thousands, except percentages)
Americas	$32,914	62.9%	$44,630	62.7%	$11,716	35.6%
Europe, Middle East and Africa (EMEA)	16,190	30.9%	22,386	31.4%	6,196	38.3%
Asia	3,261	6.2%	4,204	5.9%	943	28.9%
Total	$52,365	100.0%	$71,220	100.0%	$18,855	36.0%

Set forth below is a discussion of the three months ended March 31, 2007 compared to the three months ended March 31, 2008 for RiskMetrics Group, Inc. For a more detailed discussion of the results of operations of each of our RiskMetrics and ISS businesses, please see the separate discussions of the results of operations for RiskMetrics and ISS for these periods set forth below.

Revenues.  Revenues increased from $52.4 million for the three months ended March 31, 2007 to $71.2 million for the three months ended March 31, 2008, or 36.0%. Revenue growth was driven by a 26.1% increase in the RiskMetrics business as a result of increased Market Risk revenue and EMEA revenue growth. In addition, ISS revenue increased 46.9% due to the acquisition of CFRA which generated $4.4 million of revenue, the inclusion of 11 additional days in the three months ended March 31, 2008 and organic revenue growth in the governance services and financial research and analysis product lines.

Operating costs and expenses.  Total operating expenses increased from $43.9 million for the three months ended March 31, 2007 to $59.2 million for the three months ended March 31, 2008, or 34.9%. The increase in operating expenses was due to the acquisition of CFRA and increased compensation expense, including increased stock based compensation of $2.6 million. As a percentage of revenue, operating expenses decreased from 83.8% to 83.1% due to increased economies of scale partially offset by increased amortization and stock-based compensation expense.

Cost of revenues.  Cost of revenues increased from $16.6 million for the three months ended March 31, 2007 to $22.7 million for the three months ended March 31, 2008, or 36.8%. As a percentage of revenues, cost of revenues increased slightly from 31.7% to 31.9%. The increase in cost of revenues resulted primarily from increased stock-based compensation of $1.4 million and increases at ISS as a result of additional CFRA costs which historically generate a higher cost of revenue, partially offset by increased margins in the RiskMetrics business.

Research and development expenses.  Research and development expenses increased from $6.9 million for the three months ended March 31, 2007 to $10.5 million for the three months ended March 31, 2008, or 52.1%. As a percentage of revenues, research and development expenses increased from 13.1% to 14.7% primarily due to increased stock-based compensation expense of $0.6 million and increased investment in research and development related to governance service products and platforms.

Selling and marketing expenses.  Selling and marketing expenses increased from $8.1 million for the three months ended March 31, 2007 to $9.2 million for the three months ended March 31, 2008, or 13.8%. As a percentage of revenues, selling and marketing expenses decreased from 15.4% to 12.9% due to the synergies achieved from the integration of the Company’s global sales force, product rebranding costs in the prior year and lower travel and entertainment expenses.

General and administrative expenses.  General and administrative expenses increased from $6.5 million for the three months ended March 31, 2007 to $9.2 million for the three months ended March 31, 2008, or 41.2%. As a percentage of revenues, general and administrative expenses increased from 12.4% to 12.9% due to increased stock based compensation of $0.4 million and increased compensation and professional fees as a result of regulatory requirements as a public company.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased from $1.6 million for the three months ended March 31, 2007 to $2.1 million for the three months ended March 31, 2008. The increase was primarily due to an increase in capital expenditures for leasehold improvements and computers to support the Company’s increased headcount and facilities expansion.

Amortization of intangible assets.  Amortization of intangible assets increased from $4.2 million for the three months ended March 31, 2007 to $5.5 million for the three months ended March 31, 2008 primarily from our acquisition of CFRA on August 1, 2007 and purchase of a covenant not to compete.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense increased from $7.9 million for the three months ended March 31, 2007 to $11.5 million for the three months ended March 31, 2008. In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, which amounted to $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses, which consisted of a $1.25 million debt prepayment penalty fee, a $2.4 million debt issuance cost write off and a $1.4 million loss on an interest rate swap settlement, during the three months ended March 31, 2008. This increase in expense was partially offset by decreased interest expense (net of amortization) and increased interest income as a result of reduced debt borrowings and increased cash balances during 2008. We expect this trend of lower interest expense and increased interest income to continue for the remainder of fiscal 2008.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 39.5% for the three months ended March 31, 2008 as compared to an effective rate of 52.2% for the comparable prior year period. The effective rate changed mainly due to a decrease in non-deductible stock based compensation expense and increased projected pre-tax income. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Net income.  Net income was $0.3 million for the three months ended March 31, 2007 and 2008. Earnings per share (diluted) for the three months ended March 31, 2007 and 2008 was $0.01. Net income and EPS for the three months ended March 31, 2008 was adversely impacted by $6.4 million in one-time IPO and debt pre-payment related pre-tax charges.

Segment results of operations

RiskMetrics Business

Three months ended March 31, 2007 compared to the three months ended March 31, 2008

	Three months ended March 31,		Increase (decrease) for three months ended March 31, 2008 compared to 2007
	2007	2008	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$27,319	$34,436	$7,117	26.1%
Operating costs and expenses:
Cost of revenues(1)	7,409	8,133	724	9.8%
Research and development expenses(1)	5,656	7,079	1,423	25.2%
Selling and marketing expenses(1)	4,027	4,330	303	7.5%
General and administrative expenses(1)	3,205	4,438	1,233	38.5%
Depreciation and amortization of property and equipment	1,073	1,160	87	8.1%
Loss on disposal of fixed assets	––	9	9	––
Total operating costs and expenses	21,370	25,149	3,779	17.7%
Income from operations	$5,949	$9,287	3,338	56.1%

(1)                                  Stock-based compensation expense included in operating expenses is as follows:

	Three months ended March 31,		Increase (decrease) for three months ended March 31, 2008 compared to 2007
	2007	2008	Amount	%
	(Amounts in thousands, except percentages)
Cost of revenues	$192	$384	$192	100%
Research and development expenses	199	375	176	88.4%
Selling and marketing expenses	107	190	83	77.6%
General and administrative expenses	298	389	91	30.5%
Total stock-based compensation expenses	$796	$1,338	$542	68.1%

The following table provides information with respect to our revenues in certain geographic regions:

	Three months ended March 31, 2007		Three months ended March 31, 2008		Increase (decrease) for three months ended March 31, 2008 compared to 2007
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Amount	%
	(Amounts in thousands, except percentages)
Americas	$12,758	46.7%	$15,534	45.1%	$2,776	21.8%
Europe, Middle East and Africa (EMEA)	12,399	45.4%	16,275	47.3%	3,876	31.3%
Asia	2,162	7.9%	2,627	7.6%	465	21.5%
Total	$27,319	100.0%	$34,436	100.0%	$7,117	26.1%

Revenues.  Revenues increased from $27.3 million for the three months ended March 31, 2007 to $34.4 million for the three months ended March 31, 2008, or 26.1%. The $7.1 million increase in revenues was primarily due to a $7.9 million, or 38.9%, increase in revenues from our Market Risk products and services partially offset by a decline in hedge-platform products. The increase in revenues from our Market Risk products and services was due to strong sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services. Increased revenues resulted from both increased sales to existing customers and sales to new customers. As a percentage of total revenues, revenues from our Market Risk products and services increased from 74.3% for the three months ended March 31, 2007 to 81.8% for the three months ended March 31, 2008.

Revenue growth was also driven by a 21.8% increase in the Americas region and a 31.3% increase in the EMEA region driven by strong sales of RiskManager in these regions due to, among other things, the need for financial services firms to comply with new regulatory requirements.

Operating costs and expenses.  Operating expenses increased from $21.4 million for the three months ended March 31, 2007 to $25.1 million for the three months ended March 31, 2008, or 17.7%. The increase was mainly due to increased compensation costs of $1.8 million related to higher headcount, bonus accrual and commissions, increased stock-based compensation expense of $0.5 million and increased data and occupancy costs. As a percentage of revenues, operating expenses decreased from 78.2% to 73.0% due to increased economies of scale.

Cost of revenues.  Cost of revenues increased from $7.4 million for the three months ended March 31, 2007 to $8.1 million for the three months ended March 31, 2008, or 9.8%. The increase was primarily due to increased compensation costs including stock-based compensation of $0.2 million and a $0.3 million increase in third- party data costs due to the increased breadth of product offerings. As a percentage of revenues, cost of revenues decreased from 27.1% to 23.6%.

Research and development expenses.  Research and development expenses increased from $5.7 million for the three months ended March 31, 2007 to $7.1 million for the three months ended March 31, 2008, or 25.2%. The increase was primarily due to increased employee compensation costs of $1.4 million due to an increased focus in market risk product development and a $0.2 million increase in stock-based compensation expenses. As a percentage of revenues, research and development expenses decreased from 20.7% to 20.6%.

Selling and marketing expenses.  Selling and marketing expenses increased from $4.0 million for the three months ended March 31, 2007 to $4.3 million for the three months ended March 31, 2008, or 7.5%. The increase was primarily due to increased commissions as a result of the increase in sales offset by the integration of the Company’s global sales force which reduced costs, lower marketing expenses and decreased travel and entertainment expenses. As a percentage of revenues, selling and marketing expenses decreased from 14.7% to 12.6%.

General and administrative expenses.  General and administrative expenses increased from $3.2 million for the three months ended March 31, 2007 to $4.4 million for the three months ended March 31, 2008, or 38.5%. The increase was primarily due to increased employee compensation costs of $0.5 million due to increased headcount as well as increased occupancy costs to support the growth in business and regulatory costs of being a public company. As a percentage of revenues, general and administrative expenses increased from 11.7% to 12.9%.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased from $1.1 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 31, 2008, or 8.1% due to increased capital expenditures.

ISS Business

The period January 12, 2007 to March 31, 2007 compared to the three months ended March 31, 2008

	January 12, 2007	Three months ended	Increase (decrease) for the three months ended March 31, 2008 compared to the period January 12, 2007 to March 31, 2007
	to March 31, 2007	March 31, 2008	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$25,046	$36,784	$11,738	46.9%
Operating costs and expenses:
Cost of revenues(1)	9,185	14,571	5,386	58.6%
Research and development expenses(1)	1,222	3,382	2,160	176.8%
Selling and marketing expenses(1)	4,065	4,876	811	20.0%
General and administrative expenses(1)	3,315	4,767	1,452	43.8%
Depreciation and amortization of property and equipment	511	955	444	86.9%
Amortization of intangible assets	4,189	5,456	1,267	30.2%
Loss on disposal of fixed assets	––	13	13	––
Total operating costs and expenses	22,487	34,020	11,533	51.3%
Income from operations	$2,559	$2,764	$205	8.0%

(1)           Stock-based compensation expense included in operating expenses is as follows:

	January 12, 2007	Three months ended	Increase (decrease) for the three months ended March 31, 2008 compared to the period January 12, 2007 to March 31, 2007
	to March 31, 2007	March 31, 2008	Amount	%
	(Amounts in thousands, except percentages)
Cost of revenues	$—	$1,174	$1,174	—
Research and development expenses	—	407	407	—
Selling and marketing expenses	—	130	130	—
General and administrative expenses	—	312	312	—
Total stock-based compensation expense	$—	$2,023	$2,023	—

The following table provides information with respect to our ISS business revenues in certain geographic regions:

	January 12, 2007 to March 31, 2007		Three months ended March 31, 2008		Increase (decrease) for the three months ended March 31, 2008 compared to the period January 12, 2007 to March 31, 2007
		% of Total		% of Total
Region	Revenue	Revenue	Revenue	Revenue	Amount	%
	(Amounts in thousands, except percentages)
Americas	$20,155	80.5%	$29,097	79.1%	$8,942	44.4%
Europe, Middle East and Africa (EMEA)	3,791	15.1%	6,110	16.6%	2,319	61.2%
Asia	1,100	4.4%	1,577	4.3%	477	43.4%
Total	$25,046	100.0%	$36,784	100.0%	$11,738	46.9%

Revenues.  Revenues increased from $25.0 million for the period from January 12, 2007 to March 31, 2007 to $36.8 million for the three months ended March 31, 2008, or 46.9%. Revenue for the three months ended March 31, 2008 was positively impacted by additional revenues of $4.4 million from CFRA, which was acquired on August 1, 2007.

During the period from January 1 to January 11, 2007, ISS recognized revenues of $3.3 million. Had this revenue been included in the three months ended March 31, 2007, revenue would have been $28.4 million, an increase of 29.6% as compared to the three months ended March 31, 2007. All the information provided in the remainder of this paragraph reflects the inclusion of the revenues for this 11-day period. The increase in revenues was primarily due to an increase in revenue from our Financial Research and Analysis products and services which increased from $8.3 million to $14.4 million, or 74.2%, due to the inclusion of $4.4 million of CFRA revenue and the growth of our revenues from our Corporate and Compensation Advisory Services, ES&G and M&A Edge products. Revenues from our Governance Services products increased 11.4% from $20.1 million to $22.4 million due to increased revenue in all proxy research and voting services. Governance services revenue accounted for 60.9% of total revenue for the three months ended March 31, 2008 compared to 70.9% in the prior year. Revenues from the Americas accounted for 79.1% of ISS revenues in the three months ended March 31, 2008, down from 80.5% in the three months ended March 31, 2007, as ISS continued to diversify geographically.

Operating costs and expenses.  Total operating expenses increased from $22.5 million for the period from January 12, 2007 to March 31, 2007 to $34.0 million for the three months ended March 31, 2008, or 51.3%. The increase in operating expenses was primarily due to increased compensation of $5.3 million (including CFRA), additional operating expenses from CFRA, increased amortization expense of $1.3 million, a $2.0 million increase in stock-based compensation expense, and the inclusion of 11 additional days in the 2008 period. As a percentage of revenues, operating costs and expenses increased from 89.8% to 92.5% primarily due to an increase in stock based compensation and amortization expense.

Cost of revenues.  Cost of revenues increased from $9.2 million for the period from January 12, 2007 to March 31, 2007 to $14.6 million for the three months ended March 31, 2008, or 58.6%. The increase was primarily due to additional CFRA costs, compensation costs, including stock-based compensation of $1.2 million and occupancy costs. As a percentage of revenues, cost of revenues increased from 36.7% to 39.6%, primarily due to increased stock-based and CFRA revenue in the current period, which historically generates a higher cost of revenue than ISS.

Research and development expenses.  Research and development expenses increased from $1.2 million for the period from January 12, 2007 to March 31, 2007 to $3.4 million for the three months ended March 31, 2008, or 176.8%. The increase was primarily due to increased compensation costs, including stock-based compensation of $0.4 million, additional CFRA costs and investment in research and development related to governance service products and platforms. As a percentage of revenues, research and development expenses increased from 4.9% to 9.2%.

Selling and marketing expenses.  Selling and marketing expenses increased from $4.1 million for the period from January 12, 2007 to March 31, 2007 to $4.9 million for the three months ended March 31, 2008, or 20.0%. The increase was primarily due to the inclusion of CFRA costs in 2008 and increased compensation, including stock-based compensation expense. As a percentage of revenues, selling and marketing expenses decreased from 16.2% to 13.3% due to the integration of the Company’s global sales force.

General and administrative expenses.  General and administrative expenses increased from $3.3 million for the period from January 12, 2007 to March 31, 2007 to $4.8 million for the three months ended March 31, 2008, or 43.8%. The increase was primarily due to increased stock-based compensation expense of $0.3 million, additional CFRA costs and increased professional fees due to increased accounting and consulting fees. As a percentage of revenues, general and administrative expenses decreased from 13.2% to 13.0%.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased from $0.5 million for the period from January 12, 2007 to March 31, 2007 to $1.0 million for the three months ended March 31, 2008 due to increased capital expenditures for leasehold improvements.

Amortization of intangible assets.  Amortization of intangible assets increased from $4.2 million for the period from January 12, 2007 to March 31, 2007 to $5.5 million for the three months ended March 31, 2008, primarily due to the purchase of a covenant not to compete agreement and intangible assets acquired from CFRA.

Liquidity and Capital Resources

At March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $87.3 million and $27.5 million, respectively. In January 2008, we completed our initial public offering of 14,000,000 shares of our common stock, which included 4,035,816 shares sold by our selling stockholders. We did not receive any proceeds from the sale of the shares by the selling stockholders. In addition, we granted the underwriters an option to purchase a maximum of 2,100,000 additional shares of common stock from us to cover over-allotments, which was exercised in full in January 2008. Our net proceeds from the offering, including the exercise of the underwriters’ allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which we utilized $125.0 million to repay in full our second loan lien. We believe our existing cash and cash equivalents, our cash flow from operating activities and availability under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $11.0 million to $12.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, future acquisitions of businesses and investments in our own business. To the extent, our liquidity sources are insufficient to fund our future activities we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms.

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

Operating activities for the three months ended March 31, 2008 used cash of $12.9 million primarily reflecting net income of $0.3 million plus depreciation and amortization of $7.6 million, plus stock-based compensation of $3.4 million offset by a $13.4 million decline in accrued expenses due to bonus payments and a $8.5 million net increase in accounts receivable and deferred revenue.  Operating activities for the three months ended March 31, 2007 used cash of $8.1 million primarily reflecting net income of $0.3 million plus depreciation and amortization of $5.8 million, plus stock-based compensation of $0.8 million and a $2.7 million net increase in accounts receivable and deferred revenue offset by a $16.6 million decline in accrued expenses due to bonus payments.  Cash flow from operations decreased $4.9 million in 2008 compared to 2007 due to $1.3 million of cash used for a debt pre-payment penalty fee and $1.4 million for a interest rate swap settlement in connection with the pre-payment of debt in 2008 as well as the timing of accounts receivable billing and collections due to seasonality and integration of the Company’s sale force.  The Company expects accounts receivable collections in the second quarter and remainder of fiscal 2008 to generate positive operating cash flow and exceed prior year.

Investing activities for the three months ended March 31, 2008 used cash of $1.8 million, primarily due to capital expenditures. Investing activities for the three months ended March 31, 2007 used cash of $421.7 million, primarily due to the acquisition of ISS, which included the net liquidation of investments that provided us $59.5 million of cash, as well as capital expenditures of $2.1 million.

Financing activities for the three months ended March 31, 2008 provided cash of $74.7 million as a result of $196.3 million raised from our initial public offering offset by the $125.0 million pre-payment on the second lien term loan. Financing activities for the three months ended March 31, 2007 provided cash of $415.0 million as a result of proceeds received from the incurrence of $425.0 million of indebtedness in connection with the ISS acquisition, partially offset by $10.1 million in debt issuance costs.

Long Term Debt

In connection with the purchase of ISS on January 11, 2007, we incurred $425.0 million of indebtedness. The indebtedness was comprised of first lien and second lien term loans. We also entered into a first lien revolving credit facility. The terms of the indebtedness include various covenant compliance requirements, including maintaining certain Adjusted EBITDA earning levels, as defined in our credit facilities. The Company has pledged all of its assets as collateral against the debt. Amounts paid under the term loans may not be re-borrowed. The maturity dates of the first lien loan, second lien loan and revolving credit facility loans are January 2013, January 2014 and July 2014, respectively.

In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of March 31, 2008, the interest rate swaps had notional amounts of $281,063 and a fair value liability of $18,952. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.35% and on the second lien term loan facility to 10.60% during the three months ended March 31, 2008. The variable benchmark interest rates on Eurodollar based loans associated with these instruments was 4.83% during the three months ended March 31, 2008.

In January 2008, we utilized a portion of proceeds from our initial public offering to prepay the entire outstanding indebtedness under our second lien loan which amounted to $125.0 million. In addition, we paid a 1% prepayment penalty fee, or $1.25 million, upon prepayment as set forth in the credit agreement. In conjunction with the repayment of our second loan lien, we wrote off debt issuance costs of $2.4 million and reduced the notional amount of our interest rate swap by $19.3 million which resulted in additional expense of $1.4 million during the three months ended March 31, 2008. In April 2008, we paid an excess cash flow principal payment of $6.4 million for our first lien term loan, as required by the credit facility. The next principal debt payment of $750 is due on June 30, 2008.

As of March 31, 2008, we were in compliance with our credit agreements, and we are not aware of any future events or transactions that will impact such compliance.

Commitments

In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of March 31, 2008:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including estimated interest	$421,937	$29,631	$51,779	$50,819	$289,708
Operating leases	27,043	6,210	12,201	8,044	588
Purchase obligation for data	8,677	5,886	2,791	––	––
Deferred purchase price obligation(1)	1,365	201	432	476	256
Total	$459,022	$41,928	$67,203	$59,339	$290,552

(1)                                  Obligation relates to prior acquisitions made by ISS.

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

Related Party Transaction

In May 2008, we entered into a contract for the sale of our RiskManager and Hedge Platform products to Duff Capital Advisors. Philip Duff, one of our directors, is the founder, CEO and General Partner of Duff Capital Advisors. The contract was entered into in the normal course of business on terms that are consistent with (and not preferential to) those provided to our other clients. We anticipate that the annual amount to be paid to us by Duff Capital Advisors will be approximately $1 million.

Effects of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008 and such adoption did not have a material impact on our condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We adopted SFAS 159 on January 1, 2008 and such adoption did not have an impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact that SFAS No. 161 will have on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk associated with short and long-term debt bearing variable interest rates. To manage this interest rate risk exposure, we enter into interest rate swap agreements. We are also exposed to foreign currency risk, which can adversely affect our sales and operating profits. The following discussion should be read in conjunction with Note 8 of our consolidated financial statements appearing elsewhere in this Form 10-Q, which provides further information on our derivative instruments.

Interest Rate Sensitivity

To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of March 31, 2008, the interest rate swaps had notional amounts of $281,063 and a fair value liability of $18,952. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The variable benchmark interest rates on eurodollar based loans associated with these instruments ranged from 7.35% to 10.60%. Hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the three months ended March 31, 2008 by approximately $586.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At March 31, 2008, we had translation exposure to various foreign countries including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollars currencies. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2008, amounts to $1,450.

We invoice our clients in U.S. dollars, however, we also invoice clients in Euro, Canadian Dollar, Japanese Yen and a limited number of other non-U.S. dollar currencies. As such, the fluctuations in such currencies could impact our operating results. Our primary market risk exposure is interest rate risk associated with short and long-term debt bearing variable interest rates. To manage this interest rate risk exposure, we enter into interest rate swap agreements. We are also exposed to foreign currency risk, which can adversely affect our sales and operating profits.

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the our disclosure controls and procedures as of March 31, 2008 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 (b)                               Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings

We are not presently involved in any legal proceedings which we believe would have a material adverse effect on our consolidated financial statements. However, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A “Risk Factors” of the Annual  Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2008 we issued 2,500 shares of restricted stock to one of our directors. On March 13, 2008, we issued a total of 4,000 shares of restricted stock to two of our directors.

On January 25, 2008, we granted 1,563,500 options to our employees immediately prior to the consummation of our initial public offering, including an aggregate of 1,031,500 options related to 2007 compensation for certain employees and an aggregate of 532,000 options to all full time employees, representing a one-time grant of 500 options to each of our employees.

On January 30, 2008, we completed our initial public offering of 16,100,000 shares of our common stock, which included 4,035,816 shares sold by our selling stockholder pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-146167) that was declared effective on January 24, 2008. We did not receive any proceeds from the sale of the shares by the selling stockholders. Our net proceeds from the offering were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses.

In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second loan lien credit facility which amounted to $125.0 million and a 1% prepayment penalty fee, or $1.25 million. The remainder of proceeds from the initial public offering will be utilized for general corporate purposes, including working capital.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of May, 2008.

RiskMetrics Group, Inc.

/s/ M. ETHAN BERMAN
M. Ethan Berman
Chief Executive Officer