Form 10-Q
period 2008-06-30
RiskMetrics Group Inc
filed 2008-08-08
CIK 1295172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 6th, 2008 was:

Class	Outstanding
Common stock $.01 par value	60,557,255

RiskMetrics Group

Index to Form 10-Q

Page Number
PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements
Condensed Consolidated Financial Statements as of December 31, 2007 and June 30, 2008 and for the three and six months ended June 30, 2007 and 2008 (unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	37
Item 4 - Controls and Procedures	38

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings	38
Item 1A- Risk Factors	38
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3 – Defaults Upon Senior Securities	38
Item 4 — Submission of Matters to a Vote of Security Holders	38
Item 5 – Other Information	39
Item 6 — Exhibits	40

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	December 31, 2007	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,455	$108,237
Accounts receivable, net	37,010	58,046
Deferred tax asset	140	140
Income taxes receivable	8,300	9,091
Other receivables and prepaid expenses	5,910	7,634
Total current assets	78,815	183,148
Intangibles—net	174,154	163,242
Goodwill	460,951	460,855
Property and equipment—net	16,225	16,004
Deferred financing costs	8,677	5,747
Other assets	4,361	1,831
TOTAL ASSETS	$743,183	$830,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$6,235	$7,274
Accrued expenses	34,189	28,032
Debt, current portion	3,000	741
Deferred revenue, current portion	100,557	114,789
Other current liabilities	227	237
Total current liabilities	144,208	151,073
LONG-TERM LIABILITIES
Debt	419,750	289,878
Deferred tax liabilities	28,626	30,769
Deferred revenue	722	753
Other long-term liabilities	13,785	12,510
Total liabilities	$607,091	$484,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—150,000,000 and 200,000,000 authorized at December 31, 2007 and June 30, 2008, respectively; 47,850,652 and 60,755,970 issued and 47,642,460 and 60,547,778 outstanding at December 31, 2007 and June 30, 2008, respectively	$479	$608
Treasury stock—208,192 shares	(2)	(2)
Additional paid-in capital	217,355	420,910
Accumulated other comprehensive loss	(7,262)	(7,087)
Accumulated deficit	(74,478)	(68,585)
Total stockholders’ equity	136,092	345,844
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$743,183	$830,827

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2008

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
REVENUES	$58,150	$74,126	$110,515	$145,346
OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	19,368	23,176	35,961	45,880
Research and development (1)	7,920	10,405	14,799	20,866
Selling and marketing (1)	8,362	9,280	16,455	18,486
General and administrative (1)	6,437	9,538	12,956	18,743
Depreciation and amortization of property and equipment	1,739	2,165	3,323	4,280
Amortization of intangible assets	4,434	5,456	8,623	10,912
Loss on disposal of fixed assets	2	4	2	26
Total operating costs and expenses	48,262	60,024	92,119	119,193
INCOME FROM OPERATIONS	9,888	14,102	18,396	26,153

INTEREST, DIVIDEND, INVESTMENT, AND OTHER INCOME (EXPENSE), NET:

Interest, dividend and investment income	400	618	884	1,241
Interest expense (Note 7)	(9,335)	(5,618)	(17,723)	(15,105)
Other expenses (Note 7)	—	—	—	(2,613)
Total interest, dividend, investment, and other income (expense), net	(8,935)	(5,000)	(16,839)	(16,477)
INCOME BEFORE PROVISION FOR INCOME TAXES	953	9,102	1,557	9,676
PROVISION FOR INCOME TAXES	497	3,556	812	3,783
NET INCOME	$456	$5,546	$745	$5,893

INCOME PER SHARE:
Basic	$0.01	$0.09	$0.02	$0.10
Diluted	$0.01	$0.08	$0.01	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	45,600,151	60,522,656	45,309,870	58,842,179
Diluted	53,878,411	68,046,927	53,589,319	66,428,885

(1) Includes stock-based compensation expense of:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Cost of revenues	$383	$440	$575	$1,998
Research and development expenses	461	671	660	1,452
Selling and marketing expenses	446	632	553	953
General and administrative expenses	455	273	753	974
Total stock-based compensation expense	$1,745	$2,016	$2,541	$5,377

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

(In thousands, except share amounts)

	Common Shares			Additional	Accumulated Other		Total
	Number of Shares Issued	Amount	Treasury Stock	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

BALANCE—January 1, 2008	47,850,652	$479	$(2)	$217,355	$(7,262)	$(74,478)	$136,092
Comprehensive income:
Net income	—	—	—	—	—	5,893	5,893
Foreign currency translation adjustment	—	—	—	—	(683)	—	(683)
Net unrealized gain on cash flow hedge, net of deferred tax liability of $552 and realized loss (see disclosure below)	—	—	—	—	858	—	858
Total comprehensive loss	—	—	—	—	—	—	6,068

Common shares issued upon exercise of stock options	790,867	8	—	2,951	—	—	2,959
Tax benefit associated with exercise of stock options	—	—	—	1,458	—	—	1,458
Stock-based compensation	—	—	—	5,377	—	—	5,377
Issuance of stock (Note 11)	50,267	—	—	—	—	—	—
Net proceeds from equity offering (Note 3)	12,064,184	121	—	193,769	—	—	193,890

BALANCE—June 30, 2008	60,755,970	$608	$(2)	$420,910	$(7,087)	$(68,585)	$345,844

Disclosure of realized loss:
Unrealized loss on cash flow hedge	$(1,137)
Realized loss for cash flow hedge settlement , net of tax benefit of $1,351 (Note 8)	1,995
Net unrealized gain on cash flow hedge	$858

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008

(UNAUDITED)

(Amounts in thousands)

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$745	$5,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,323	4,280
Provision for bad debt	132	763
Amortization of intangible assets	8,623	10,912
Amortization of debt issuance costs	677	2,930
Stock-based compensation	2,541	5,377
Tax benefit associated with exercise of stock options	—	(1,458)
Loss on disposal of fixed assets	2	26
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,463	(21,650)
Increase in other receivables and prepaid expenses	(1,640)	(1,732)
(Increase) decrease in other assets	(402)	(103)
Increase (decrease) in deferred revenue	(943)	14,121
Decrease in income and deferred taxes	412	2,690
Increase (decrease) in trade accounts payable	(1,321)	939
Decrease in accrued expenses and other liabilities	(12,478)	(4,485)
Net cash provided by operating activities	1,134	18,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,587)	(3,992)
Cash paid to acquire Institutional Shareholder Services Inc. (“ISS”) and related acquisition costs (net of cash acquired of $12,250)	(471,793)	—
Payment of acquired ISS acquisition related costs	(7,413)	—
Purchase of investments	(21,286)	—
Payment for intangible asset	—	(1,000)
Payment of deferred purchase price	(89)	(139)
Proceeds from sale of investments	68,235	—
Net cash used in investing activities	(435,933)	(5,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	425,000	—
Repayment of debt	(750)	(132,131)
Payment of debt issuance costs	(10,074)	—
Principal payments on capital lease obligations	(10)	—
Gross proceeds from equity offering (Note 3)	—	197,400
Equity offering expenses	—	(1,331)
Excess tax benefit associated with exercise of stock options	—	1,458
Proceeds from exercise of stock options	4,659	2,959
Net cash provided by financing activities	418,825	68,355
EFFECT OF EXCHANGE RATE CHANGES ON CASH	121	(945)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,853)	80,782
CASH AND CASH EQUIVALENTS—Beginning of period	37,313	27,455
CASH AND CASH EQUIVALENTS—End of period	$21,460	$108,237
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17,136	$10,064
Cash paid for taxes (net of refunds)	$580	$880
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to purchase ISS	$42,426	$—
Issuance of stock options to purchase ISS	$16,331	$—
Retirement of treasury stock	$103	$—
Tax benefit associated with exercise of ISS stock options	$3,061	$596

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2007 and 2008 in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.   The December 31, 2007 condensed consolidated financial statement information has been derived from the 2007 audited consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Use of Estimates and Significant Accounting Policies—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to the Company’s significant accounting policies since December 31, 2007. The Company believes the estimates used in the preparation of the condensed consolidated financial statements are reasonable; however, actual results could differ from those estimates.

Effects of Recently Issued Accounting Standards—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company’s financial assets measured at fair value on a recurring basis consist of derivative instruments.  See Note 8 regarding the fair value measurement for the Company’s derivative instruments.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 on January 1, 2008 but did not elect the fair value option for any qualifying financial instruments presented in the consolidated financial statements.

On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is generally required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS141 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No.141(R). The impact of adopting SFAS 141R and SFAS 160 will be dependent on the business combinations that the Company may pursue after its effective date.

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

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 on January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.

3.  INITIAL PUBLIC OFFERING

In January 2008, the Company completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.  Net proceeds from the offering, including the exercise of the underwriters’ allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which $1.3 million were paid during the six months ended June 30, 2008.   The Company utilized a portion of the proceeds to prepay the entire outstanding indebtedness under the Company’s second loan lien credit facility (See Note 7).

4. ACQUISITIONS

                Institutional Shareholder Services (“ISS”) Acquisition

On January 11, 2007, the Company acquired all of the outstanding capital stock of ISS for $542,771. The purpose of the acquisition was to broaden the types of services the Company could offer its clients. The acquisition has been accounted for as a purchase and the operating results of ISS have been included in the financial statements since the date of acquisition.

The aggregate consideration paid for the acquisition is as follows:

Cash paid	$482,718
Fair value of 2,774,351 shares of common stock issued	42,426
Fair value of stock options exchanged (1,396,000 shares underlying the stock options)	16,331
Transaction costs	1,296
Total purchase price	$542,771

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

The Company valued the shares of common stock issued in exchange for stock options held by ISS employees and those issued to ISS shareholders at $15.29 per share. The fair value of stock options issued in connection with the acquisition was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

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

The amounts allocated to intangible assets and acquired technology were attributed to the following categories and estimated useful lives:

Acquired technology	$25,039	5 years
Customer relationships	117,900	9–11 years
Trade names	29,400	10 years–indefinite
Total intangible assets	$172,339

Center for Financial Research and Analysis (“CFRA”) Acquisition

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

The aggregate consideration paid for the acquisition is as follows:

Cash paid (includes cash acquired of $1,213)	$46,498
Fair value of 1,008,113 shares of common stock issued	16,634
Transaction costs	661
Estimated escrow recovery (Note 10).	(800)
Total purchase consideration	$62,993

The Company valued the shares of common stock issued in exchange for equity held by CFRA shareholders at $16.50 per share. The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based upon management’s estimates:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Cash and other current assets	$3,104
Property and equipment	511
Non-current assets	49
Intangible assets	19,710
Goodwill	46,597
Total assets acquired	69,971
Accounts payable and accrued expenses	(3,187)
Deferred revenue	(3,791)
Net assets acquired	$62,993
Goodwill	46,597
Identifiable intangible assets	19,710
Net liabilities assumed	(3,314)
Total purchase consideration	$62,993

The amounts and useful lives allocated to intangible assets were as follows:

Customer relationships	$10,250	7 years
Covenant not to compete	250	1 year
Trade name	100	1 year
Acquired technology	240	5 years
Proprietary process	8,870	7 years
Total intangible assets	$19,710

The purchase consideration, goodwill and liabilities assumed have been adjusted during the three months ended June 30, 2008 to reflect certain non-income tax liabilities of CFRA (see Note 10).

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2007 and June 30, 2008 consist of the following:

	December 31, 2007
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$128,150	$(11,286)	$116,864
Acquired technology	5 years	25,279	(4,878)	20,401
Covenant not to compete	1–3 years	1,500	(208)	1,292
Proprietary process	7 years	8,870	(528)	8,342
Trade names	1–10 years	22,800	(2,245)	20,555
Trade names	Indefinite	6,700	—	6,700
Total		$193,299	$(19,145)	$174,154

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

	June 30, 2008
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$128,150	$(17,518)	$110,632
Acquired technology	5 years	25,279	(7,406)	17,873
Covenant not to compete	1–3 years	1,500	(542)	958
Proprietary process	7 years	8,870	(1,161)	7,709
Trade names	1–10 years	22,800	(3,430)	19,370
Trade names	Indefinite	6,700	—	6,700
Total		$193,299	$(30,057)	$163,242

Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

Remainder of year ending December 31, 2008	$10,767
Years ending December 31,
2009	$21,475
2010	$21,371
2011	$21,058
2012	$16,180

Goodwill changed during the six months ended June 30, 2008 as follows:

Balance at January 1, 2008	$460,951
Tax benefit on exercise of stock options granted to ISS employees on acquisition (See Note 4)	(596)
Accrual of CFRA non-income tax liability (Note 10)	500
Balance at June 30, 2008	$460,855

6. ACCRUED EXPENSES

Accrued expenses as of December 31, 2007 and June 30, 2008 consist of the following:

	December 31, 2007	June 30, 2008
Accrued compensation and related tax	$28,490	$18,445
Accrued data expense	1,133	1,825
Accrued travel and entertainment	227	525
Accrued professional fees	1,813	1,330
Current portion of deferred rent	202	202
CFRA non-income tax liability (Note 10)	—	1,650
Other accrued expenses	2,324	4,055
	$34,189	$28,032

7. DEBT

In conjunction with the purchase of ISS on January 11, 2007, a subsidiary of the Company obtained $450 million of debt, of which $425 million was borrowed to complete the acquisition.

The debt is comprised of two term loan facilities and a revolving credit facility:

The first lien credit facilities consists of a $25 million revolving credit facility and $300 million of first lien term loan facility and accumulates interest, at the option of the Company at: (a) the LIBOR rate plus a margin of 1.75% to 2.25% depending on the Company’s consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) Bank of America’s “prime rate,” plus a margin of 0.75% or 1.25% depending on the consolidated leverage ratio.  Amounts repaid under the first lien term

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

loan facility may not be re-borrowed. Amounts repaid under the revolving credit facility may be re-borrowed. The maturity date for the revolving credit facility and first lien term loan facility is January 2013 and January 2014, respectively.

The second lien term loan facility was for $125 million and accumulated interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America’s “prime rate,” plus a margin of 4.50%. In January 2008, the Company utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement, which has been included in other expenses for the six months ended June 30, 2008 in the accompanying consolidated statements of income. In conjunction with the repayment of the second lien loan during the six months ended June 30, 2008, the Company reduced the notional amount of the interest rate swap by $19.3 million, which resulted in other expense of $1.4 million in 2008 (Note 8).  The effective interest rate on the Company’s debt was 8.34% and 7.29% for the six months ended June 30, 2007 and 2008, respectively.

In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts of the first lien credit facility in quarterly installments of $741, of which the next payment is due on June 30, 2009. Furthermore, starting January 1, 2008, the Company is required to make a mandatory payment equal to each year’s excess cash flow depending on leverage ratios, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. During the six months ended June 30, 2008, the Company made an excess cash flow principal payment of $6,381 for its first lien term loan. Based on the Company’s consolidated leverage ratio as of June 30, 2008, no future excess cash flow payments would be required as long as that ratio is maintained. The Company is required to repay the aggregate principal remaining on the first lien term loan facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty.

Scheduled repayments of balances outstanding as of June 30, 2008 are as follows:

For the twelve months ending June 30,
2009	$741
2010	2,966
2011	2,966
2012	2,966
2013	2,966
Thereafter	278,014
$290,619

The Company has guaranteed the payment and performance of the credit facilities and has pledged all of its assets as collateral against the debt.

The Company incurred debt issuance costs of $10,074, which have been recorded in other long term assets on the accompanying consolidated balance sheets. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense on the accompanying statement of income. In conjunction with the prepayment of the second lien loan during the six months ended June 30, 2008, the Company wrote-off debt issuance costs of $2,377. The following table summarizes amortization of debt issuance costs in the accompanying consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Amortization of debt issuance costs	$360	$260	$677	$2,930

8. FAIR VALUE OF DERIVATIVE INSTRUMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 that apply to  financial assets and liabilities that are measured at fair value within the financial statements, which provides a framework for measuring fair value under GAAP. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. As of June 30, 2008 the Company had interest rate swap agreements which are valued under a level 2 input as shown in the following table:

		Fair value at June 30, 2008, using:
		Quoted prices in	Significant	Significant
		active markets for	Other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$9,580	$—	$9,580	$—
Total	$9,580	$—	$9,580	$—

In February 2007, the Company entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company changed the fixed/variable interest-rate mix of its debt portfolio. The agreements effectively convert floating-rate debt into fixed-rate debt over the maturity life of the debt. This reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and increases the Company’s risk of paying higher interest costs in periods of decreasing interest rates. The interest rate swap agreements adjusted the Company’s weighted average effective interest rate, which resulted in a gain (loss) being recorded in interest expense in the accompanying consolidated statements of income.

The Company’s interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company’s debt (see Note 7). As of December 31, 2007 and June 30, 2008, the swap agreements had a notional amount of $317,063 and $280,500, respectively. As of December 31, 2007 and June 30, 2008, the swap agreements had a fair value liability of $10,990 and $9,580, respectively, which is included in other long-term liabilities on the accompanying consolidated balance sheet.

In conjunction with the prepayment of the second lien loan during the six months ended June 30, 2008 (Note 7), the Company reduced the notional amount of the interest rate swap by $19,300 in order to hedge the remaining debt outstanding.  The reduction of the notional amount cost $1,364 and has been included in other expenses on the accompanying statement of income for the six months ended June 30, 2008.

The notional amount of the swap amortizes over the life of the debt and results in gains and losses being recognized in interest expense in the accompanying consolidated statements of income. The gain (loss) from the amortization of the swap agreement is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Gain (loss) from swap agreement	$200	$(1,699)	$302	$(1,914)

These hedges of interest rate risk relating to the Company’s debt have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the loan being hedged as of June 30, 2008. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings. Effective gains and losses have been included in the unrealized gain on cash flow hedges as a component of other comprehensive income (loss) net of tax.

9. INCOME TAXES

Income taxes

The expected tax provision calculated at the statutory federal rate differs from the actual (benefit) provision for the six months ended June 30, 2007 and 2008 is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

	Six months ended June 30,
	2007	2008
Tax provision, at U.S. Federal statutory tax rate	35.0%	35.0%
State and local income tax expense (benefit), net of U.S. federal taxes	(3.3)%	3.9%
Non-deductible stock option expense under SFAS 123(R)	31.3%	1.7%
Other	(10.8)%	(1.5)%
Net tax provision	52.2%	39.1%

Other is primarily comprised of foreign tax credits, penalties and foreign income differentials and has declined due to a reduction in research and development credits and increased projected pre-tax income.

FIN 48

As of June 30, 2008, the Company’s unrecognized tax benefits totaled $1,372, of which $639 would favorably impact the Company’s effective tax rate, if recognized. The remaining $733 of liability for unrecognized tax benefits represents deferred tax liabilities established by ISS effective January 1, 2007. Over the next six months, an increase of $183 will be recorded for unrecognized tax benefits and such increase will unfavorably impact the Company’s income tax provision.  Interest and penalties accrued during the six months ended June 30, 2007 and 2008 were not significant.

The Company’s tax returns for 2004-2006 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions.  Currently, the company has been selected for audit by the Internal Revenue Service for 2006, New York City for 2004-2006 and Canada Revenue Agency for 2005-2006.  As of June 30, 2008, $268 was accrued for the payment of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2008	$1,189
Additions based on tax positions related to the current year	174
Additions for tax positions of prior years	9
Reductions for tax positions of prior years	—
Balance at June 30, 2008	$1,372

10. COMMITMENTS AND CONTINGENCIES

The Company is committed to unrelated parties for the rental of office space under operating leases. As of June 30, 2008, minimum future rental payments under operating leases are as follows:

For the twelve months ending June 30,
2009	$6,574
2010	6,497
2011	5,788
2012	5,409
2013	1,572
Thereafter	318
Total minimum lease payments	$26,158

During the six months ended June 30, 2008, the Company incurred a $198 lease exit cost as a result of relocating the Company’s London operations and such expense has been included in general and administrative expenses in the accompanying statement of income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Data Agreements—The Company has entered into agreements with other vendors to supply the Company with data. The aggregate minimum payments with respect to these data agreements as of June 30, 2008, are as follows:

For the twelve months ending June 30,
2009	$7,463
2010	2,748
2011	675
Total	$10,886

Contingencies—The Company has no pending litigation matters against it that it considers to be material nor has the Company initiated any against any others.

In June 2008, the Company completed an internal study which determined certain non-income tax liabilities are payable in connection with both the pre-acquisition and post-acquisition operational activity of CFRA.   The maximum cost of this contingency is estimated to be approximately $2,200, however, the Company believes the probable cost to be approximately $1,650 of which $1,300 relates to pre-acquisition activity.   Approximately $800 of the pre-acquisition activity is expected to be recoverable from an escrow agreement and has been recorded in other receivables and as a reduction to goodwill in the accompanying consolidated balance sheet at June 30, 2008.   The Company expects to further analyze and refine this estimated liability and resolve the matter by December 31, 2008.  Accordingly, $350 of expense has been recorded in general and administrative expenses within the accompanying consolidated statement of income for the three and six months ended June 30, 2008 and $500 has been recorded as an adjustment to CFRA goodwill (See Note 5).

11. STOCK BASED COMPENSATION

The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock (“non-vested stock”).

Stock Options

During 2000, the Company’s Board of Directors adopted a Stock Option Plan (the “2000 Plan”) that provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a one to four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2000 Plan was 12,500,000, and no more than 4,000,000 were allowed to be issued in any calendar year. The Company retired the 2000 Plan and adopted a new option plan (the “2004 Plan”). As of June 30, 2008, 6,243,266 options issued under the 2000 Plan remain outstanding.

The 2004 Plan provides for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a three to four year period and have a ten-year contractual term. To satisfy options granted under the Plan, the Company may make common stock available from authorized but unissued shares or shares held in treasury by the Company. The maximum number of shares of the Company’s common stock available for issuance under the 2004 Plan is 7,500,000. Subsequent to the acquisition of ISS, the Company retired the 2004 plan and adopted a new option plan (the “2007 plan”). As of June 30, 2008, 4,567,023 options issued under the 2004 Plan remain outstanding.

In January 2007, the Company’s Board of Directors adopted a stock option plan covering the employees from ISS (the “ISS Plan”), which resulted in the rollover of 1,396,000 fully-vested options from ISS. Under the adoption of this ISS Plan, no additional options are to be issued. As of June 30, 2008, 163,742 options issued under the ISS Plan remain outstanding.

In January 2007 the Company’s Board of Directors adopted a Stock Option Plan (the “2007 Plan”) that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which vest over a four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 6,500,000. As of June 30, 2008, 2,899,342 options issued and 302,842 shares of non-vested stock granted under the 2007 Plan remain outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Summarized information relative to the Company’s stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2008	13,361,282	$5.79
Granted*	1,624,000	$17.52
Exercised	(790,867)	$3.74
Forfeited	(321,042)	$14.69
Outstanding—June 30, 2008	13,873,373	$7.08

*Immediately prior to the consummation of the initial public offering, the Company granted 1,563,500 stock options to its employees at an exercise price equal to the initial public offering price of $17.50 per share, including an aggregate of 1,031,500 options related to 2007 compensation for certain employees and an aggregate of 532,000 options to all full time employees, representing a one-time grant of 500 options to each of our employees. In addition, the Company granted 60,500 options subsequent to the initial public offering.

The Company’s stock options outstanding at June 30, 2008 were as follows:

	Outstanding Options			Options Exercisable
Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.20	1,069,458	2.58	$1.20	1,069,458	$1.20
1.48	85,799	3.44	1.48	85,799	1.48
2.00	3,248,652	4.25	2.00	3,248,650	2.00
2.33	4,505	4.66	2.33	4,505	2.33
2.40	1,925,156	5.51	2.40	1,909,392	2.40
3.42	20,365	5.34	3.42	20,365	3.42
3.75	243,125	6.18	3.75	204,063	3.75
4.46	15,141	6.27	4.46	15,141	4.46
4.80	1,273,020	6.53	4.80	931,773	4.80
5.05	17,837	6.86	5.05	17,837	5.05
5.94	20,095	7.62	5.94	20,095	5.94
6.00	243,750	7.10	6.00	141,878	6.00
7.20	1,744,675	7.58	7.20	826,682	7.20
15.29	2,212,734	8.69	15.29	601,149	15.29
16.50	174,061	9.09	16.50	—	16.50
17.50	1,565,000	9.58	17.50	205,000	17.50
19.95	10,000	9.89	19.95	—	19.95
	13,873,373	6.39	$7.08	9,301,787	$4.05

Of the unvested options as of June 30, 2008, 4,022,996 are expected to vest in the future.

The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Risk-free interest rate	4.7%	2.9%	4.7%	2.6%
Expected term (in years)	4.5	4.5	4.5	4.5
Expected stock price volatility	29%	35%	29%	35%
Expected dividend yield	None	None	None	None

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

The weighted-average per share fair value of options granted was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Weighted average per share fair value of options granted	$4.98	$6.67	$4.98	$5.77

Non-vested Stock

The following table summarizes non-vested stock activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2008	346,609	$16.50
Granted	6,500	$16.84
Vested	(50,267)	$20.43
Forfeited	—	—
Unvested Shares at June 30, 2008	302,842	$16.51

As of June 30, 2008, there was approximately $18,971 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans, which is expected to be recognized over a period of approximately four years.

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

In computing earnings per share for the three and six months ended June 30, 2007 and 2008, the difference between basic and diluted number of shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Basic number of weighted-average shares outstanding	45,600,151	60,522,656	45,309,870	58,842,179
Effect of dilutive securities— Employee stock options and non-vested stock	8,278,260	7,524,271	8,279,449	7,586,706
Diluted number of weighted-average shares outstanding	53,878,411	68,046,927	53,589,319	66,428,885

Options and non-vested stock of 1,951,457 and 1,673,826 common shares during the three months ended June 30, 2007 and 2008, and 1,525,273 and 1,524,477 common shares for the six months ended June 30, 2007 and 2008, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

13. SEGMENT INFORMATION

As of June 30, 2008, the Company has two reportable segments, the RiskMetrics business and the ISS business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating and asset allocation decisions. The Company allocates corporate and other

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

shared services to each segment based on the employee’s geographic location and headcount. Goodwill and intangible assets acquired in connection with the ISS and CFRA acquisitions are included in the ISS business segment assets amounts.

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

Results of operations by segment for the three and six months ended June 30, 2007 and 2008 is as follows:

	RiskMetrics Business	ISS Business	Total
Three months ended June 30, 2007:
Revenues	$29,417	$28,733	$58,150
Depreciation and amortization of property and equipment	1,097	642	1,739
Amortization of intangible assets	—	4,434	4,434
Other operating expenses	20,973	21,116	42,089
Income from operations	$7,347	$2,541	$9,888
Interest, dividend and investment income			400
Interest expense			(9,335)
Income before income taxes			953
Provision for income taxes			497
Net income			$456
Asset information at June 30, 2007:
Segment assets.	$75,876	$649,295	$725,171
Goodwill		$420,536	$420,536

	RiskMetrics Business	ISS Business	Total
Three months ended June 30, 2008:
Revenues	$38,828	$35,298	$74,126
Depreciation and amortization of property and equipment	1,184	981	2,165
Amortization of intangible assets	—	5,456	5,456
Other operating expenses	25,540	26,863	52,403
Income from operations	$12,104	$1,998	$14,102
Interest, dividend and investment income			618
Interest expense			(5,618)
Income before income taxes			9,102
Provision for income taxes			3,556
Net income			$5,546
Asset information at June 30, 2008:
Segment assets	$138,999	$691,828	$830,827
Goodwill		$460,855	$460,855

	RiskMetrics Business	ISS Business	Total
Six months ended June 30, 2007:
Revenues	$56,736	$53,779	$110,515
Depreciation and amortization of property and equipment	2,170	1,153	3,323
Amortization of intangible assets	—	8,623	8,623
Other operating expenses	41,270	38,903	80,173
Income from operations	$13,296	$5,100	$18,396
Interest, dividend and investment income			884
Interest expense			(17,723)
Income before income taxes			1,557
Provision for income taxes			812
Net income			$745

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

	RiskMetrics Business	ISS Business	Total
Six months ended June 30, 2008:
Revenues	$73,264	$72,082	$145,346
Depreciation and amortization of property and equipment	2,344	1,936	4,280
Amortization of intangible assets	—	10,912	10,912
Other operating expenses	49,529	54,472	104,001
Income from operations	$21,391	$4,762	$26,153
Interest, dividend and investment income			1,241
Interest expense			(15,105)
Other expenses			(2,613)
Income before income taxes			9,676
Provision for income taxes			3,783
Net income			$5,893

14. RELATED PARTY TRANSACTION.

In May 2008, the Company entered into a contract for the sale of Market Risk products to Duff Capital Advisors. Philip Duff, a director of the Company, is the founder, CEO and General Partner of Duff Capital Advisors. The Company recognized revenue of $170 for the Duff Capital Advisors contract for the three and six months ended June 30, 2008.

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

We benefit from a number of favorable attributes of our business model. These attributes include:

Subscription-based revenue model:  We sell our services primarily on an annual subscription basis and have experienced high renewal rates. Recurring revenues accounted for approximately 92.7% of our total revenues during the six months ended June 30, 2008, and we had a renewal rate of 89.9% during that time. Our subscription model and high renewal rates minimize volatility in our revenues and provide significant visibility for our future results.

Leveragable cost structure:  Because we provide our services from a common technology and data infrastructure, we benefit from economies of scale. As a result, we have generally been able to increase adjusted EBITDA margins as our revenues have grown.

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

Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the six months ended June 30, 2008, approximately 92.7% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 89.9% for the six months ended June 30, 2008, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of June 30, 2008 was $281,846.

We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 7.3% of total revenues during the six months ended June 30, 2008.

Annualized Contract Value (“ACV”)

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

•                  cancellations and non-renewals of subscription contracts; and

•                  revenue recognition timing differences due to the provisions of generally accepted accounting principles in the United States (“ U.S. GAAP”).

Our annualized contract value for the RiskMetrics business and ISS business as of June 30, 2007, March 31, 2008, and June 30, 2008, as well as the percentage growth period over period is set forth, separately for each business, in the tables below. ISS year-over-year ACV growth was complemented by the acquisition of $15.9 million from CFRA on August 1, 2007.

Year-Over-Year Comparison

	As of June 30,
	2007	2008
RiskMetrics business annualized contract value	$111,680	$155,435
Percent growth		39.2%
ISS business annualized contract value	$97,551	$126,411
Percent growth		29.6%

Sequential Comparison

	As of March 31, 2008	As of June 30, 2008
RiskMetrics business annualized contract value	$142,505	$155,435
Percent growth		9.1%
ISS business annualized contract value	$125,059	$126,411
Percent growth		1.1%

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

The renewal rate for our RiskMetrics business and ISS business for the six months ended June 30, 2007 and 2008, is set forth separately for each business, in the table below.

	Six Months Ended June 30,
	2007	2008
RiskMetrics business renewal rate	88.4%	90.3%
ISS business renewal rate	89.8%	89.4%

Non-Recurring Revenues

Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the three and six months ended June 30, 2007 and 2008 are set forth in the table below. Our non-subscription services include implementation, compensation advisory services and similar services and overages related to ISS’ Proxy Research and Voting business. Revenues from implementation are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients’ actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients’ overages are typically an indication of larger proxy voting contract renewals.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
RiskMetrics business percent non-recurring revenue	2.7%	1.6%	2.8%	1.3%
ISS business percent non-recurring revenue	12.7%	11.5%	14.6%	13.5%

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

Costs of Revenues

Costs of revenues include costs related to production of proxy research and voting, web hosting, data, account management, implementation and systems operations and allowances for doubtful accounts. Costs in this area consist primarily of staff compensation and related costs and payments to third party vendors, including third party web hosting and data providers.

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

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment includes depreciation of software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded over the respective useful lives of the related assets. Depreciation also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets’ useful life, and the amortization of capitalized software costs. While both leasehold improvements and capitalized software costs are amortized, they are included in the depreciation line item in order to segregate amortization of acquired intangibles.

Amortization of Intangible Assets

Amortization expense includes the amortization of finite life intangible assets such as technology, contracts, customer relationships, trade names, license agreements, proprietary process and non-compete agreements acquired, which are amortized over their estimated useful lives.

Adjusted EBITDA

The Adjusted EBITDA data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Three months ended			Six months ended
	June 30,		% Growth for	June 30,		% Growth for
	2007	2008	three months	2007	2008	six months

Adjusted EBITDA	$17,808	$23,743	33.3%	$32,885	$46,946	42.8%

Adjusted EBITDA for the six months ended June 30, 2007 does not include $0.9 million generated from ISS from January 1 through January 11, 2007 as ISS was acquired on January 11, 2007.  In addition, Adjusted EBITDA growth was favorably impacted by the acquisition of CFRA on August 1, 2007.

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

•                                          Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The table below sets forth a reconciliation of Adjusted EBITDA to net income on our historical results:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Net income	$456	$5,546	$745	$5,893
Interest, other expense, net	8,935	5,000	16,839	16,477
Income tax expense	497	3,556	812	3,783
Depreciation and amortization of property and equipment	1,739	2,165	3,323	4,280
Amortization of intangible assets	4,434	5,456	8,623	10,912
Stock-based compensation.	1,745	2,016	2,541	5,377
Non-recurring expenses (a)	—	—	—	198
Loss on disposal of property and equipment	2	4	2	26
Adjusted EBITDA	$17,808	$23,743	$32,885	$46,946

(a) Represents lease exit costs incurred from moving the London operations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to our significant accounting policies since December 31, 2007.

Results of Operations

We operate in two segments, “the RiskMetrics business” and the “ISS business.” We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments.

Factors Affecting the Comparability of Results

The results of ISS are not included in our results of operations until the acquisition date of January 11, 2007. In addition, the financial results of CFRA, which was acquired on August 1, 2007, have been included in the results of our ISS business only since the date of its acquisition. CFRA supplements the ISS business to support the Financial Research and Analysis product and services offerings.

In January 2008, we completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008.  We received net proceeds of $193.9 million from the offering. We did not receive any proceeds from the sale of the shares by the selling stockholders.  As such, weighted average common shares outstanding for the three and six months ended June 30, 2008 includes 12,100,000 additional shares sold in the initial public offering. In addition, immediately prior to the completion of our initial public offering we granted each of our full-time employees an option to acquire 500 shares of our common stock, at an exercise price equal to the initial public offering price. Such grant resulted in stock based compensation of $244 and $1,601 being recorded for the three and six months ended June 30, 2008, respectively.

In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the six months ended June 30, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement. Such costs have been included in interest, dividend, investment and other income (expense), net in the statement of income for the six months ended June 30, 2008.

Three months ended June 30, 2007 compared to the three months ended June 30, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Three months ended June 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$58,150	$74,126	$15,976	27.5%
Operating costs and expenses:
Cost of revenues	19,368	23,176	3,808	19.7%
Research and development	7,920	10,405	2,485	31.4%
Selling and marketing	8,362	9,280	918	11.0%
General and administrative	6,437	9,538	3,101	48.2%
Depreciation and amortization of property and equipment	1,739	2,165	426	24.5%
Amortization of intangible assets	4,434	5,456	1,022	23.0%
Loss on disposal of fixed assets	2	4	2	100.0%
Total operating costs and expenses(1)	48,262	60,024	11,762	24.4%
Income from operations	9,888	14,102	4,214	42.6%
Interest, dividend, investment and other income (expense), net	(8,935)	(5,000)	(3,935)	(44.0)%
Income before provision for income taxes	953	9,102	8,149	855.1%
Provision for income taxes	497	3,556	3,059	615.5%
Net income	$456	$5,546	$5,090	1,116.2%

(1) Includes stock-based compensation expense of $1,745 and $2,016 for the three months ended June 30, 2007 and 2008, respectively.

RiskMetrics Business

	Three months ended June 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$29,417	$38,828	$9,411	32.0%
Operating costs and expenses:
Cost of revenues	7,470	8,647	1,177	15.8%
Research and development	6,088	7,077	989	16.2%
Selling and marketing	4,076	5,023	947	23.2%
General and administrative	3,337	4,802	1,465	43.9%
Depreciation and amortization of property and equipment	1,097	1,184	87	7.9%
Loss (gain) on disposal of fixed assets	2	(9)	(11)	(550.0)%
Total operating costs and expenses(2)	22,070	26,724	4,654	21.1%
Income from operations	$7,347	$12,104	4,757	64.7%

(2) Includes stock-based compensation expense of $822 and $788 for the three months ended June 30, 2007 and 2008, respectively.

ISS Business

	Three months ended June 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$28,733	$35,298	$6,565	22.8%
Operating costs and expenses:
Cost of revenues	11,898	14,529	2,631	22.1%
Research and development	1,832	3,328	1,496	81.7%
Selling and marketing	4,286	4,257	(29)	(0.7)%
General and administrative	3,100	4,736	1,636	52.8%
Depreciation and amortization of property and equipment	642	981	339	52.8%
Amortization of intangible assets.	4,434	5,456	1,022	23.0%
Loss on disposal of fixed assets	—	13	13	—
Total operating costs and expenses(3)	26,192	33,300	7,108	27.1%
Income from operations	$2,541	$1,998	(543)	(21.4)%

(3) Includes stock-based compensation expense of $923 and $1,228 for the three months ended June 30, 2007 and 2008, respectively.

The following tables provide information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Three months ended June 30, 2007		Three months ended June 30, 2008		Increase (decrease)
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$35,992	61.9%	$45,608	61.5%	$9,616	26.7%
Europe, Middle East and Africa (EMEA)	18,185	31.3%	24,179	32.6%	5,994	33.0%
Asia	3,973	6.8%	4,339	5.9%	366	9.2%
Total	$58,150	100.0%	$74,126	100.0%	$15,976	27.5%

RiskMetrics Business

	Three months ended June 30, 2007		Three months ended June 30, 2008		Increase (decrease)
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$13,568	46.1%	$17,893	46.1%	$4,325	31.9%
Europe, Middle East and Africa (EMEA)	13,276	45.1%	18,216	46.9%	4,940	37.2%
Asia	2,573	8.8%	2,719	7.0%	146	5.7%
Total	$29,417	100.0%	$38,828	100.0%	$9,411	32.0%

ISS Business

	Three months ended June 30, 2007		Three months ended June 30, 2008		Increase (decrease)
		% of Total		% of Total
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$22,424	78.0%	$27,715	78.5%	$5,291	23.6%
Europe, Middle East and Africa (EMEA)	4,909	17.1%	5,963	16.9%	1,054	21.5%
Asia	1,400	4.9%	1,620	4.6%	220	15.7%
Total	$28,733	100.0%	$35,298	100.0%	$6,565	22.8%

Set forth below is a discussion of our results for the three months ended June 30, 2007 compared to the three months ended June 30, 2008.

Revenues. Consolidated revenues increased from $58.2 million for the three months ended June 30, 2007 to $74.1 million for the three months ended June 30, 2008, or 27.5%. Revenue growth was driven by a 32.0% increase in the RiskMetrics business and 22.8% increase in the ISS business.

RiskMetrics revenues increased from $29.4 million for the three months ended June 30, 2007 to $38.8 million for the three months ended June 30, 2008, or 32.0%. The $9.4 million increase in revenues was primarily due to a $9.1 million, or 36.1%, increase in revenues from our Market Risk products and services.  The increase in revenues from Market Risk Products was due to a 41.8% increase in revenues from RiskManager due to strong sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services. Increased revenues resulted from both increased sales to existing customers and sales to new customers. As a percentage of total revenues, revenues from our Market Risk products and services increased from 85.3% for the three months ended June 30, 2007 to 87.9% for the three months ended June 30, 2008.  Revenue growth was also driven by a 31.9% increase in the Americas region and a 37.2% increase in the EMEA region driven by strong sales of RiskManager in these regions due to, among other things, increased investor demand and the need for financial services firms to comply with regulatory requirements.

ISS Revenues increased $6.6 million from $28.7 million for the three months ended June 30, 2007 to $35.3 million for the three months ended June 30, 2008, or 22.8%. The increase in revenues was primarily due to an increase in revenue from our Financial Research and Analysis products and services which increased from $6.7 million to $11.9 million due to the inclusion of $4.3 million of CFRA revenue, which was acquired on August 1, 2007, and the growth of our revenues from our Corporate and Compensation Advisory Services, ES&G and M&A Edge products. Revenues from our Governance Services products increased 6.3% from $22.0 million to $23.4 million due to increased revenue in all proxy research and voting services. Governance services revenue accounted for 66.3% of total revenue for the three months ended June 30, 2008 compared to 76.6% in the prior year.

Operating costs and expenses.  Consolidated operating expenses increased from $48.3 million for the three months ended June 30, 2007 to $60.0 million for the three months ended June 30, 2008, or 24.4%. The increase in operating expenses was due to the acquisition of CFRA, increases in compensations costs, occupancy, data, accounting insurance and consulting costs as a result of being a public company as well as provisions for bad debt.  As a percentage of revenue, operating expenses decreased from 83.0% to 81.0% due to increased economies of scale.

RiskMetrics operating expenses increased from $22.1 million for the three months ended June 30, 2007 to $26.7 million for the three months ended June 30, 2008, or 21.1%. The increase was mainly due to increased compensation costs of $1.6 million related to higher headcount, bonus accrual and commission increases, as well as increased data, and occupancy costs and accounting, insurance and consulting costs as a result of being a public company.  As a percentage of revenues, operating expenses decreased from 75.0% to 68.8% due to increased economies of scale.

ISS operating expenses increased from $26.2 million for the three months ended June 30, 2007 to $33.3 million for the three months ended June 30, 2008, or 27.1%. The increase in operating expenses was primarily due to increased compensation costs of $3.8 million (including CFRA), additional operating expenses from CFRA, increased amortization expense of $1.0 million, increased provisions for bad debt as well as increased occupancy and recruiting costs.  As a percentage of revenues, operating costs and expenses increased from 91.2% to 94.3% primarily due to an increase in amortization expense and increased investment in research and development related to Governance Services products and platforms.

Cost of revenues.  Consolidated cost of revenues increased from $19.4 million for the three months ended June 30, 2007 to $23.2 million for the three months ended June 30, 2008, or 19.7%. As a percentage of revenues, cost of revenues decreased from 33.3% to 31.3% primarily from increased margins in the RiskMetrics business, partially offset by increases at ISS as a result of provisions for bad debt of $0.5 million and additional CFRA costs which historically has a higher cost of revenue.

RiskMetrics cost of revenues increased from $7.5 million for the three months ended June 30, 2007 to $8.6 million for the three months ended June 30, 2008, or 15.8%. The increase was primarily due to increased compensation costs and increase in third- party data costs of $0.5 million due to the increased breadth of product offerings.  As a percentage of revenues, cost of revenues decreased from 25.4% to 22.3% due to increased economies of scale.

ISS cost of revenues increased from $11.9 million for the three months ended June 30, 2007 to $14.5 million for the three months ended June 30, 2008, or 22.1%. The increase was primarily due to CFRA costs, increased compensation costs, including stock-based compensation and increased provisions for bad debt.  As a percentage of revenues, cost of revenues decreased from 41.4% to 41.2%.

Research and development expenses.  Consolidated research and development expenses increased from $7.9 million for the three months ended June 30, 2007 to $10.4 million for the three months ended June 30, 2008, or 31.4%. As a percentage of revenues, research and development expenses increased from 13.6% to 14.0% primarily due to increased compensation costs and increased investment in research and development related to Governance Services products and platforms.

RiskMetrics research and development expenses increased from $6.1 million for the three months ended June 30, 2007 to $7.1 million for the three months ended June 30, 2008, or 16.2%. The increase was primarily due to increased employee compensation costs due to an increased focus in market risk product development.

ISS research and development expenses increased from $1.8 million for the three months ended June 30, 2007 to $3.3 million for the three months ended June 30, 2008, or 81.7%. The increase was primarily due to increased compensation costs, CFRA costs and investment in research and development related to governance service products and platforms.

Selling and marketing expenses.  Consolidated selling and marketing expenses increased from $8.4 million for the three months ended June 30, 2007 to $9.3 million for the three months ended June 30, 2008, or 11.0%. As a percentage of revenues, selling and marketing expenses decreased from 14.4% to 12.5% due to the synergies achieved from the integration of the Company’s global sales force and lower marketing expenses as a percentage of revenues.

RiskMetrics selling and marketing expenses increased from $4.1 million for the three months ended June 30, 2007 to $5.0 million for the three months ended June 30, 2008, or 23.2%. The increase was primarily due to increased commissions as a result of the increase in sales and increased marketing expenses.

ISS selling and marketing expenses remained steady at $4.3 million for the three months ended June 30, 2007 and 2008.  ISS selling and marketing expenses were impacted by the inclusion of CFRA costs in 2008, reduced marketing expenses and benefits from the integration of the global sale force.

General and administrative expenses.  Consolidated general and administrative expenses increased from $6.4 million for the three months ended June 30, 2007 to $9.5 million for the three months ended June 30, 2008, or 48.2%. As a percentage of revenues, general and administrative expenses increased from 11.1% to 12.9% due to increased compensation, accounting, consulting and insurance costs as a result of being a public company as well as increased occupancy costs.

RiskMetrics general and administrative expenses increased from $3.3 million for the three months ended June 30, 2007 to $4.8 million for the three months ended June 30, 2008, or 43.9%. The increase was primarily due to increased employee compensation due to increased headcount as well as increased accounting, insurance and consulting costs and occupancy costs.

ISS general and administrative expenses increased from $3.1 million for the three months ended June 30, 2007 to $4.7 million for the three months ended June 30, 2008, or 52.8%. The increase was primarily due to a $0.4 million non-income tax charge from CFRA, additional CFRA costs and increased occupancy costs.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased from $1.7 million for the three months ended June 30, 2007 to $2.2 million for the three months ended June 30, 2008. The increase was primarily due to an increase in capital expenditures for leasehold improvements and computers to support the Company’s increased headcount and facilities expansion.

Amortization of intangible assets.  Amortization of intangible assets increased from $4.4 million for the three months ended June 30, 2007 to $5.5 million for the three months ended June 30, 2008 primarily from our acquisition of CFRA on August 1, 2007 and purchase of an intangible asset.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense decreased from $8.9 million for the three months ended June 30, 2007 to $5.0 million for the three months ended June 30, 2008. In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the IPO and debt prepayment, interest expense decreased and interest income increased as a result of reduced debt borrowings and increased cash balances during 2008. We expect this trend of lower interest expense and increased interest income to continue for the remainder of fiscal 2008.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 39.1% for the three months ended June 30, 2008 as compared to an effective rate of 52.2% for the comparable prior year period. The effective rate changed mainly due to a decrease in non-deductible stock based compensation expense and increased pre-tax income. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Six months ended June 30, 2007 compared to the six months ended June 30, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Six months ended June 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$110,515	$145,346	$34,831	31.5%
Operating costs and expenses:
Cost of revenues	35,961	45,880	9,919	27.6%
Research and development	14,799	20,866	6,067	41.0%
Selling and marketing	16,455	18,486	2,031	12.3%
General and administrative	12,956	18,743	5,787	44.7%
Depreciation and amortization of property and equipment	3,323	4,280	957	28.8%
Amortization of intangible assets	8,623	10,912	2,289	26.6%
Loss on disposal of fixed assets	2	26	24	*
Total operating costs and expenses(1)	92,119	119,193	27,074	29.4%
Income from operations	18,396	26,153	7,757	42.2%
Interest, dividend, investment and other income (expense), net	(16,839)	(16,477)	(362)	(2.1)%
Income before provision for income taxes	1,557	9,676	8,119	521.4%
Provision for income taxes	812	3,783	2,971	365.9%
Net income	$745	$5,893	$5,148	691.0%

(1) Includes stock-based compensation expense of $2,541 and $5,377 for the six months ended June 30, 2007 and 2008, respectively.

RiskMetrics Business

	Six months ended June 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$56,736	$73,264	$16,528	29.1%
Operating costs and expenses:
Cost of revenues	14,879	16,780	1,901	12.8%
Research and development	11,744	14,156	2,412	20.5%
Selling and marketing	8,103	9,353	1,250	15.4%
General and administrative	6,542	9,240	2,698	41.2%
Depreciation and amortization of property and equipment	2,170	2,344	174	8.0%
Loss on disposal of fixed assets	2	—	(2)	*
Total operating costs and expenses(2)	43,440	51,873	8,433	19.4%
Income from operations	$13,296	$21,391	8,095	60.9%

(2) Includes stock-based compensation expense of $1,618 and $2,126 for the six months ended June 30, 2007 and 2008, respectively.

ISS Business

	Six months ended June 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$53,779	$72,082	$18,303	34.0%
Operating costs and expenses:
Cost of revenues	21,082	29,100	8,018	38.0%
Research and development	3,055	6,710	3,655	119.6%
Selling and marketing	8,352	9,133	781	9.4%
General and administrative	6,414	9,503	3,089	48.2%
Depreciation and amortization of property and equipment	1,153	1,936	783	67.9%
Amortization of intangible assets	8,623	10,912	2,289	26.6%
Loss on disposal of fixed assets	—	26	26	*
Total operating costs and expenses(2)	48,679	67,320	18,641	38.3%
Income from operations	$5,100	$4,762	(338)	(6.6)%

(3) Includes stock-based compensation expense of $923 and $3,251 for the six months ended June 30, 2007 and 2008, respectively.
* exceeds 1,000%

The following table provides information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Six months ended June 30, 2007		Six months ended June 30, 2008
		% of		% of
		Total		Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$68,905	62.3%	$90,239	62.1%	$21,334	31.0%
Europe, Middle East and Africa (EMEA)	34,375	31.1%	46,564	32.0%	12,189	35.5%
Asia	7,235	6.6%	8,543	5.9%	1,308	18.1%
Total	$110,515	100%	$145,346	100.0%	$34,831	31.5%

RiskMetrics Business

	Six months ended June 30, 2007		Six months ended June 30, 2008
		% of		% of
		Total		Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$26,326	46.4%	$33,427	45.6%	$7,101	27.0%
Europe, Middle East and Africa (EMEA)	25,675	45.3%	34,491	47.1%	8,816	34.3%
Asia	4,735	8.3%	5,346	7.3%	611	12.9%
Total	$56,736	100%	$73,264	100.0%	$16,528	29.1%

ISS Business

	January 12, 2007 to June 30, 2007		Six months ended June 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$42,579	79.2%	$56,812	78.9%	$14,233	33.4%
Europe, Middle East and Africa (EMEA)	8,700	16.2%	12,073	16.7%	3,373	38.8%
Asia	2,500	4.6%	3,197	4.4%	697	27.9%
Total	$53,779	100%	$72,082	100.0%	$18,303	34.0%

Set forth below is a discussion of our results for the six months ended June 30, 2007 compared to the six months ended June 30, 2008.

Revenues. Consolidated revenues increased from $110.5 million for the six months ended June 30, 2007 to $145.3 million for the six months ended June 30, 2008, or 31.5%. Revenue growth was driven by a 29.1% increase in the RiskMetrics business and 34.0% increase in the ISS business. In addition, ISS revenue growth was impacted by the acquisition of CFRA which generated $8.7 million of revenue, the inclusion of 11 additional days in the six months ended June 30, 2008 and organic revenue growth in the governance services and financial research and analysis product lines.

RiskMetrics revenues increased from $56.7 million for the six months ended June 30, 2007 to $73.3 million for the six months ended June 30, 2008, or 29.1%. The $16.5 million increase in revenues was primarily due to a $16.2 million, or 33.6%, increase in revenues from our Market Risk products.  The increase in revenues from Market Risk Products was due to 40.4% increase in revenues from RiskManager due to strong sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services.  As a percentage of total revenues, revenues from our Market Risk products and services increased from 84.9% for the six months ended June 30, 2007 to 87.9% for the six months ended June 30, 2008.  Revenue growth was also driven by a 27.0% increase in the Americas region and a 34.3% increase in the EMEA region driven by strong sales of RiskManager in these regions due to, among other things, increased investor demand and the need for financial services firms to comply with regulatory requirements.

ISS revenues increased from $53.8 million for the period from January 12, 2007 to June 30, 2007 to $72.1 million for the six months ended June 30, 2008, or 34.0%. During the period from January 1 to January 11, 2007, ISS recognized revenues of $3.3 million. Had these eleven days of revenue been included in the six months ended June 30, 2007, revenue would have been $57.1 million, an increase of 26.2% as compared to the six months ended June 30, 2008. All the information provided in the remainder of this paragraph reflects the inclusion of the revenues for this 11-day period. The increase in revenues was primarily due to a $11.3 million increase in revenue from our Financial Research and Analysis products and services which increased from $15.0 million to $26.3 million, or 75.4%, due to the inclusion of $8.7 million of CFRA revenue, which was acquired on August 1, 2007, and growth of our revenues from our Corporate and Compensation Advisory Services, ES&G and M&A Edge products. Revenues from our Governance Services products increased 8.7% from $42.1 million to $45.8 million due to increased revenue in all proxy research and voting services. Governance services revenue accounted for 63.5% of total revenue for the six months ended June 30, 2008 compared to 73.8% in the prior year. Revenues from the Americas accounted for 78.9% of ISS revenues in the six months ended June 30, 2008, down from 79.2% in the six months ended June 30, 2007, as ISS continued to diversify geographically, partially offset by the increase in CFRA revenues.

Operating costs and expenses.  Consolidating operating expenses increased from $92.1 million for the six months ended June 30, 2007 to $119.2 million for the six months ended June 30, 2008, or 29.4%. The increase in operating expenses was due to the acquisition of CFRA, increased compensation expense of $12.9 million, increased stock based compensation of $2.8 million, including $1.4 million of IPO charges, as well as increased recruiting, data, occupancy, accounting and consulting costs. As a percentage of revenue, operating expenses decreased from 83.4% to 82.0% due to increased economies of scale partially offset by increased amortization and stock-based compensation expense.

RiskMetrics operating expenses increased from $43.4 million for the six months ended June 30, 2007 to $51.9 million for the six months ended June 30, 2008, or 19.4%. The increase was mainly due to increased compensation costs of $3.7 million related to higher headcount, bonus accrual and commission increases, as well as increased data, occupancy and accounting insurance and consulting costs. As a percentage of revenues, operating expenses decreased from 76.6% to 70.8% due to increased economies of scale.

ISS operating expenses increased from $48.7 million for the period from January 12, 2007 to June 30, 2007 to $67.3 million for the six months ended June 30, 2008, or 38.3%. The increase in operating expenses was primarily due to increased compensation costs of $9.2 million (including CFRA), operating expenses of CFRA, increased amortization expense of $2.3 million, a $2.3 million increase in stock-based compensation expense, increased occupancy costs and the inclusion of 11 additional days in the 2008 period. As a percentage of revenues, operating costs and expenses increased from 90.5% to 93.4% primarily due to increases in stock based compensation, amortization expense and investment in research and development related to governance service products and platforms.

Cost of revenues.  Consolidated cost of revenues increased from $36.0 million for the six months ended June 30, 2007 to $45.9 million for the six months ended June 30, 2008, or 27.6%. As a percentage of revenues, cost of revenues decreased from 32.5% to 31.6%. The increase in cost of revenues resulted primarily from increased compensation, including stock-based compensation of $1.4 million, increased data costs and increases at ISS as a result of CFRA costs which historically have a higher cost of revenue, partially offset by increased margins in the RiskMetrics business.

RiskMetrics cost of revenues increased from $14.9 million for the six months ended June 30, 2007 to $16.8 million for the six months ended June 30, 2008, or 12.8%. The increase was primarily due to increased compensation costs and a $0.7 million increase in third- party data costs due to the increased breadth of product offerings.  As a percentage of revenues, Risk cost of revenues decreased from 26.2% to 22.9% due to increased economics of scale.

ISS cost of revenues increased from $21.1 million for the period from January 12, 2007 to June 30, 2007 to $29.1 million for the six months ended June 30, 2008, or 38.0%. The increase was primarily due to CFRA costs, bad debt provisions and compensation costs, including stock-based compensation of $1.3 million and occupancy costs.  As a percentage of revenues, ISS cost of revenues increased from 39.2% to 40.3% as a result of increased stock based compensation and the CFRA acquisition which historically generates a higher cost of revenue.

Research and development expenses.  Consolidated research and development expenses increased from $14.8 million for the six months ended June 30, 2007 to $20.9 million for the six months ended June 30, 2008, or 41.0%. As a percentage of revenues, research and development expenses increased from 13.4% to 14.4% primarily due to increased compensation costs, including stock-based compensation and increased investment in research and development related to governance service products and platforms.

RiskMetrics research and development expenses increased from $11.7 million for the six months ended June 30, 2007 to $14.2 million for the six months ended June 30, 2008, or 20.5%. The increase was primarily due to increased employee compensation costs related to the continued investment in market risk product development.

ISS research and development expenses increased from $3.1 million for the period from January 12, 2007 to June 30, 2007 to $6.7 million for the six months ended June 30, 2008, or 119.6%. The increase was primarily due to increased compensation costs, including stock-based compensation of $0.7 million, CFRA costs and investment in research and development related to governance service products and platforms.

Selling and marketing expenses.  Consolidated selling and marketing expenses increased from $16.5 million for the six months ended June 30, 2007 to $18.5 million for the six months ended June 30, 2008, or 12.3%. As a percentage of revenues, selling and marketing expenses decreased from 14.9% to 12.7% due to synergies achieved from the integration of the Company’s global sales force and lower marketing expenses as a percentage of revenues.

RiskMetrics selling and marketing expenses increased from $8.1 million for the six months ended June 30, 2007 to $9.4 million for the six months ended June 30, 2008, or 15.4%. The increase was primarily due to increased commissions as a result of the increase in sales.

ISS selling and marketing expenses increased from $8.4 million for the period from January 12, 2007 to June 30, 2007 to $9.1 million for the six months ended June 30, 2008, or 9.4%. The increase was primarily due to the inclusion of CFRA costs in 2008 and increased compensation, including stock-based compensation expense as well as increased marketing expenses.

General and administrative expenses.  Consolidated general and administrative expenses increased from $13.0 million for the six months ended June 30, 2007 to $18.7 million for the six months ended June 30, 2008, or 44.7%. As a percentage of revenues, general and administrative expenses increased from 11.7% to 12.9% due to increased occupancy costs, increased compensation costs and accounting, insurance and consulting costs as a result of being a public company.

RiskMetrics general and administrative expenses increased from $6.5 million for the six months ended June 30, 2007 to $9.2 million for the six months ended June 30, 2008, or 41.2%. The increase was primarily due to increased occupancy costs, employee compensation and accounting, insurance and consulting costs as a result of being a public company.

ISS general and administrative expenses increased from $6.4 million for the period from January 12, 2007 to June 30, 2007 to $9.5 million for the six months ended June 30, 2008, or 48.2%. The increase was primarily due to increased compensation, including stock-based compensation expenses and CFRA costs.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased from $3.3 million for the six months ended June 30, 2007 to $4.3 million for the six months ended June 30, 2008. The increase was primarily due to an increase in capital expenditures for leasehold improvements and computers to support the Company’s increased headcount and facilities expansion.

Amortization of intangible assets.  Amortization of intangible assets increased from $8.6 million for the six months ended June 30, 2007 to $10.9 million for the six months ended June 30, 2008 primarily from our acquisition of CFRA on August 1, 2007 and purchase of an intangible asset.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense decreased from $16.8 million for the six months ended June 30, 2007 to $16.5 million for the six months ended June 30, 2008.  This decrease in expense was due to decreased interest expense (net of amortization) and increased interest income as a result of reduced debt borrowings and increased cash balances during 2008. We expect this trend of lower interest expense and increased interest income to continue for the remainder of fiscal 2008.  In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the six months ended June 30, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 39.1% for the six months ended June 30, 2008 as compared to an effective rate of 52.2% for the comparable prior year period. The effective rate changed mainly due to a decrease in non-deductible stock based compensation expense and increased pre-tax income. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $108.2 million and $27.5 million, respectively.  In January 2008, we completed an initial public offering of our common stock.  Our net proceeds from the offering, including the exercise of the underwriters’ allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which we utilized $125.0 million to repay in full our second loan lien. We believe our existing cash and cash equivalents, our cash flow from operating activities and availability under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $11.0 million to $12.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, future acquisitions of businesses and investments in our own business. To the extent, our liquidity sources are insufficient to fund our future activities we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms.

Cash Flows

Our cash flow tends to be lower in the beginning of each year due to bonuses and commissions paid during this period. As a result, we generate more cash flows from operations during the second half of the year than during the first half of the year.

Cash flows from operating activities increased by $17.4 million in 2008 compared to 2007 due to increased net income as well as a $7.1 million decline in cash paid for interest due to a reduction in debt borrowings and interest rates and increased contribution from working capital.   Operating activities for the six months ended June 30, 2008 provided cash of $18.5 million primarily reflecting net income of $5.9 million plus depreciation and amortization of $15.2 million, and a $2.7 million decrease in income and deferred taxes partially offset by a $4.5 million decline in accrued expenses due to bonus payments and a $7.5 million net decrease in accounts receivable and deferred revenue.  Cash flow from operations in 2008 was negatively impacted by $1.3 million of cash used for a debt pre-payment penalty fee and $1.4 million for an interest rate swap settlement in connection with the pre-payment of debt in 2008.  Operating activities for the six months ended June 30, 2007 provided cash of $1.1 million primarily reflecting net income of $0.8 million plus depreciation and amortization of $11.9 million, plus stock-based compensation of $2.5 million partially offset by a $12.5 million decline in accrued expenses due to bonus payments.

Investing activities for the six months ended June 30, 2008 used cash of $5.1 million, primarily due to capital expenditures of $4.0 million and payment for an intangible asset. Investing activities for the three months ended June 30, 2007 used cash of $435.9 million, primarily due to the acquisition of ISS, which included the liquidation of investments that provided us $46.9 million of cash, as well as capital expenditures of $3.6 million.

Financing activities for the six months ended June 30, 2008 provided cash of $68.4 million as a result of $197.4 million raised from our initial public offering partially offset by $132.1 million in debt payments. Financing activities for the six months ended June 30, 2007 provided cash of $418.8 million as a result of proceeds received from the incurrence of $425.0 million of indebtedness in connection with the ISS acquisition and $4.6 million in stock option proceeds, partially offset by $10.1 million in debt issuance costs.

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

In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of June 30, 2008, the interest rate swaps had notional principle amounts of $280,500 and a fair value liability of $9,580. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.29% during the six months ended June 30, 2008. The interest rate on the Company’s debt was reduced by 25 basis points in April 2008 due to a reduction in the Company’s consolidated debt-leverage ratio.  The variable benchmark interest rates on Eurodollar based loans associated with these instruments ranged from 2.70% to 4.83% during the six months ended June 30, 2008.

In January 2008, we utilized a portion of proceeds from our initial public offering to prepay the entire outstanding indebtedness under our second lien loan which amounted to $125.0 million. In addition, we paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement. In conjunction with the repayment of our second loan lien, we wrote-off debt issuance costs of $2.4 million and reduced the notional amount of our interest rate swap by $19.3 million which resulted in additional expense of $1.4 million during the six months ended June 30, 2008. During the six months ended June 30, 2008, we paid an excess cash flow principal payment of $6.4 million for our first lien term loan, as required by the credit facility. The next principal debt payment of $0.7 million is due on June 30, 2009.

As of June 30, 2008, we were in compliance with our credit agreements, and we are not aware of any future events or transactions that will impact such compliance.

Commitments

In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of June 30, 2008:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including estimated interest	$391,137	$21,265	$46,348	$45,508	$278,016
Operating leases	26,158	6,574	12,285	6,981	318
Purchase obligation for data	10,886	7,463	3,423	—	—
Deferred purchase price obligation(1)	1,164	211	453	500	—
Total	$429,345	$35,513	$62,509	$52,989	$278,334

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

Related Party Transaction

In May 2008, we entered into a contract for the sale of Market Risk products to Duff Capital Advisors. Philip Duff, a director of the Company, is the founder, CEO and General Partner of Duff Capital Advisors. The contract was entered into in the normal course of business on terms that are consistent with (and not preferential to) those provided to our other clients. We recognized $170 in revenue from the Duff Capital Advisors contract for the three and six months ended June 30, 2008.

Effects of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, we adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company’s financial assets measured at fair value on a recurring basis consist of derivative instruments.  See Note 8 of the condensed consolidated financial statements regarding the fair value measurement for the Company’s derivative instruments.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 on January 1, 2008 but did not elect the fair value option for any qualifying financial instruments presented in the consolidated financial statements.

On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is generally required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS141 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No.141(R). The impact of adopting SFAS 141R and SFAS 160 will be dependent on the business combinations that the Company may pursue after its effective date.

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

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 on January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk associated with short and long-term debt bearing variable interest rates. To manage this interest rate risk exposure, we enter into interest rate swap agreements. We are also exposed to foreign currency risk, which can adversely affect our sales and operating profits. The following discussion should be read in conjunction with Note 8 of our condensed consolidated financial statements appearing elsewhere in this Form 10-Q, which provides further information on our derivative instruments.

Interest Rate Sensitivity

To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of June 30, 2008, the interest rate swaps had notional amounts of $280,500 and a fair value liability of $9,580. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.29% during the six months ended June 30, 2008. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the six months ended June 30, 2008 by approximately $1,726.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At June 30, 2008, we had translation exposure to various foreign currencies including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollars currencies. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 30, 2008, amounts to $1,791.

We primarily invoice our clients in U.S. dollars; however, we also invoice clients in Euro, Sterling, Canadian Dollar, Japanese Yen and a limited number of other non-U.S. dollar currencies. As such, the fluctuations in such currencies could impact our operating results.

Item 4. Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June, 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the our disclosure controls and procedures as of June 30, 2008 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)                                 Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on June 4th, 2008 in New York,  New York, and at such meeting the shareholder considered and voted upon the following:

(1)          The election of ten (10) directors to serve for one-year terms.

The votes were cast for this matter as follows:

	FOR	AGAINST/ABSTAIN

Ethan Berman	53,817,705	16,968
Lovida Coleman, Jr.	53,454,616	380,057
Philip Duff	53,698,342	136,331
Rene Kern	53,788,917	45,756
Arthur Levitt	53,550,043	284,630
Christopher Mitchell	53,699,061	135,612
Frank Noonan	53,794,342	40,331
Stephen Thieke	53,793,797	40,876
Robert Trudeau	53,698,837	135,836
Lynn Sharp Paine	53,798,655	36,018

Each nominee was elected a Director of the Company.

(2)  To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008.

The votes were cast for this matter as follows:

FOR	AGAINST/ABSTAIN

53,705,615	129,058

The selection of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008 was ratified.

(3)  To approve three advisory (non-binding) proposals concerning the Company’s executive compensation philosophy, 2007 compensation decisions, and 2008 performance objectives.

The votes were cast for these matters as follows:

	FOR	AGAINST/ABSTAIN

Compensation Philosophy	50,641,672	3,173,596
2007 Compensation Decisions	50,712,533	3,122,140
2008 Performance Objectives	50,645,018	3,170,250

The three advisory proposals were approved.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 8th day of August, 2008.

RiskMetrics Group, Inc.

/s/ M. ETHAN BERMAN
M. Ethan Berman
Chief Executive Officer