Form 10-Q
period 2008-09-30
RiskMetrics Group Inc
filed 2008-11-05
CIK 1295172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

Commission file number: 001-33928

RiskMetrics Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8175809
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

One Chase Manhattan Plaza, 44th Floor
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 3rd, 2008 was:

Class	Outstanding
Common stock $.01 par value	61,382,497

RiskMetrics Group

Index to Form 10-Q

Page Number
PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements
Condensed Consolidated Financial Statements as of December 31, 2007 and September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008 (unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	39
Item 4 - Controls and Procedures	40

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings	40
Item 1A - Risk Factors	40
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3 – Defaults Upon Senior Securities	41
Item 4 — Submission of Matters to a Vote of Security Holders	41
Item 5 – Other Information	41
Item 6 — Exhibits	41

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	December 31, 2007	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,455	$151,661
Accounts receivable, net	37,010	48,028
Deferred tax asset	140	128
Income taxes receivable	8,300	2,397
Other receivables and prepaid expenses	5,910	5,953
Total current assets	78,815	208,167
Intangibles—net	174,154	157,844
Goodwill	460,951	461,218
Property and equipment—net	16,225	15,103
Deferred financing costs	8,677	5,487
Other assets	4,361	1,814
TOTAL ASSETS	$743,183	$849,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$6,235	$3,070
Accrued expenses	34,189	38,233
Debt, current portion	3,000	1,483
Deferred revenue, current portion	100,557	114,181
Other current liabilities	227	237
Total current liabilities	144,208	157,204
LONG-TERM LIABILITIES
Debt	419,750	289,137
Deferred tax liabilities	28,626	29,129
Deferred revenue	722	462
Other long-term liabilities	13,785	14,088
Total liabilities	$607,091	$490,020

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—150,000,000 and 200,000,000 authorized at December 31, 2007 and September 30, 2008, respectively; 47,850,652 and 61,502,885 issued and 47,642,460 and 61,259,731outstanding at December 31, 2007 and September 30, 2008, respectively	$479	$615
Treasury stock—208,192 and 243,154 shares at December 31, 2007 and September 30, 2008, respectively	(2)	(579)
Additional paid-in capital	217,355	429,485
Accumulated other comprehensive loss	(7,262)	(7,605)
Accumulated deficit	(74,478)	(62,303)
Total stockholders’ equity	136,092	359,613
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$743,183	$849,633

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
REVENUES	$62,159	$75,554	$172,674	$220,900
OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	20,706	23,507	56,667	69,387
Research and development (1)	7,678	11,248	22,477	32,114
Selling and marketing (1)	8,873	9,045	25,328	27,531
General and administrative (1)	7,872	8,959	20,828	27,702
Depreciation and amortization of property and equipment	1,869	2,153	5,192	6,433
Amortization of intangible assets	5,105	5,398	13,728	16,310
Loss on disposal of fixed assets	—	57	2	83
Total operating costs and expenses	52,103	60,367	144,222	179,560
INCOME FROM OPERATIONS	10,056	15,187	28,452	41,340

INTEREST, DIVIDEND, INVESTMENT, AND OTHER INCOME (EXPENSE), NET:

Interest, dividend and investment income	343	686	1,196	1,927
Interest expense (Note 7)	(9,702)	(5,546)	(27,394)	(20,651)
Other expenses (Note 7)	—	—	—	(2,613)
Total interest, dividend, investment, and other income (expense), net	(9,359)	(4,860)	(26,198)	(21,337)
INCOME BEFORE PROVISION FOR INCOME TAXES	697	10,327	2,254	20,003
PROVISION FOR INCOME TAXES	244	4,045	1,056	7,828
NET INCOME	$453	$6,282	$1,198	$12,175

NET INCOME PER SHARE:
Basic	$0.01	$0.10	$0.03	$0.20
Diluted	$0.01	$0.09	$0.02	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	47,239,323	60,780,651	45,960,089	59,493,052
Diluted	54,957,187	68,409,343	54,024,994	67,040,711

(1) Includes stock-based compensation expense of:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Cost of revenues	$393	$721	$968	$2,719
Research and development expenses	311	608	971	2,060
Selling and marketing expenses	298	422	851	1,375
General and administrative expenses	412	494	1,165	1,468
Total stock-based compensation expense	$1,414	$2,245	$3,955	$7,622

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

(In thousands, except share amounts)

	Common Shares			Additional	Accumulated Other		Total
	Number of Shares Issued	Amount	Treasury Stock	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

BALANCE—January 1, 2008	47,850,652	$479	$(2)	$217,355	$(7,262)	$(74,478)	$136,092
Comprehensive income:
Net income	—	—	—	—	—	12,175	12,175
Foreign currency translation adjustment	—	—	—	—	(1,027)	—	(1,027)
Net unrealized gain on cash flow hedge, net of deferred tax liability of $441 and realized loss (see disclosure below)	—	—	—	—	684	—	684
Total comprehensive loss	—	—	—	—	—	—	11,832

Common shares issued upon exercise of stock options	1,526,692	15	—	5,664	—	—	5,679
Tax benefit associated with exercise of stock options	—	—	—	5,075	—	—	5,075
Stock-based compensation	—	—	—	7,622	—	—	7,622
Issuance of stock (Note 11)	61,357	—	—	—	—	—	—
Common shares recovered in connection with the acquisition of CFRA (Note 4)	—	—	(577)	—	—	—	(577)
Net proceeds from equity offering (Note 3)	12,064,184	121	—	193,769	—	—	193,890

BALANCE—September 30, 2008	61,502,885	$615	$(579)	$429,485	$(7,605)	$(62,303)	$359,613

Disclosure of realized loss:
Unrealized loss on cash flow hedge	$(3,073)
Realized loss for cash flow hedge settlement, net of tax benefit (Note 8)	3,757
Net unrealized gain on cash flow hedge	$684

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008

(UNAUDITED) (Amounts in thousands)

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,198	$12,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,192	6,433
Provision for bad debts	151	713
Amortization of intangible assets	13,728	16,310
Amortization of debt issuance costs	1,037	3,190
Stock-based compensation	3,955	7,622
Tax benefit associated with exercise of stock options	(201)	(5,075)
Loss on disposal of fixed assets	2	83
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	914	(12,507)
Decrease (increase) in income and deferred taxes	(1,042)	11,330
(Increase) decrease in other receivables and prepaid expenses	(71)	72
Increase in other assets	(1,567)	(136)
(Decrease) increase in deferred revenue	(1,033)	14,258
Decrease in trade accounts payable	(1,190)	(2,875)
(Decrease) increase in accrued expenses and other liabilities	(3,812)	7,217
Net cash provided by operating activities	17,261	58,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,054)	(5,804)
Cash paid to acquire Institutional Shareholder Services Inc. (“ISS”) and related acquisition costs (net of cash acquired of $12,089)	(471,925)	—
Payment of acquired ISS acquisition related costs	(7,413)	—
Cash paid to acquire CFRA and related acquisition cost (net of cash acquired $1,213)	(45,904)	223
Payment of deferred purchase price	(128)	(127)
Purchase of investments	(21,289)	—
Purchase of intangible asset	—	(1,000)
Proceeds from sale of investments	89,364	—
Net cash used in investing activities	(463,349)	(6,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	440,000	—
Repayment of debt	(1,500)	(132,131)
Payment of debt issuance costs	(10,074)	—
Principal payments on capital lease obligations	(13)	—
Gross proceeds from equity offering (Note 3)	—	197,400
Equity offering expenses	—	(1,581)
Excess tax benefit associated with exercise of stock options	201	5,075
Proceeds from exercise of stock options	5,427	5,679
Repurchase of stock	(2,239)	—
Net cash provided by financing activities	431,802	74,442
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10)	(2,338)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,296)	124,206
CASH AND CASH EQUIVALENTS—Beginning of period	37,313	27,455
CASH AND CASH EQUIVALENTS—End of period	$23,017	$151,661
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$26,602	$17,215
Cash paid (refunded) for taxes	$1,470	$(4,907)
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to purchase ISS	$42,426	$—
Issuance of stock options to purchase ISS	$16,331	$—
Retirement of treasury stock	$103	$—
Tax benefit associated with exercise of ISS stock options	$3,061	$616
Issuance of common stock to purchase CFRA	$16,634	$(577)

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of RMG and its wholly owned-subsidiaries which are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008 in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2007 condensed consolidated financial statement information has been derived from the 2007 audited consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Use of Estimates and Significant Accounting Policies—The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to the Company’s significant accounting policies since December 31, 2007. The Company believes the estimates used in the preparation of the condensed consolidated financial statements are reasonable; however, actual results could differ from those estimates.

As disclosed in Note 2 of the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007,  goodwill is evaluated for impairment using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that an impairment may have occurred.  Accordingly, the Company has commenced its process for determining the estimated fair value of the ISS reporting unit, which is then compared to the ISS’s carrying value of ISS as the first step of the annual goodwill impairment review process.  This estimated fair value of the reporting unit is based upon prices of similar groups of assets, market comparables or other valuation techniques including present value techniques based upon estimates of future cash flows.   The Company will complete its fair value assessment and goodwill impairment review during the three months ended December 31, 2008 and the conclusion of such review could have a material impact on the consolidated financial statements for the year ending December 31, 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. US GAAP required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 on January 1, 2008 but did not elect the fair value option for any qualifying financial instruments presented in the consolidated financial statements.

On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS 141(R) and SFAS 160 is generally required to be adopted prospectively, except for certain provisions of SFAS 141(R) and SFAS 160, which are required to be adopted retrospectively upon adoption. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of Statement No.141(R). The impact of adopting SFAS 141R and SFAS 160 will be dependent on the business combinations that the Company may pursue after its effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its consolidated financial statements.

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

3.  INITIAL PUBLIC OFFERING

In January 2008, the Company completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.  Net proceeds from the offering, including the exercise of the underwriters’ allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which $1.6 million were paid during the nine months ended September 30, 2008.   The Company utilized a portion of the proceeds to prepay the entire outstanding indebtedness under the Company’s second loan lien credit facility (See Note 7).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Cash and cash equivalents and other current assets	$47,770
Property and equipment	4,864
Non-current assets	13,300
Intangible assets	172,339
Goodwill	418,563
Total assets acquired	656,836
Accounts payable and accrued expenses	(21,360)
Deferred revenue	(43,510)
Other non-current liabilities	(1,533)
Deferred tax liability	(47,662)
Net assets acquired	$542,771
Goodwill	$418,563
Identifiable intangible assets	172,339
Deferred tax liability	(47,662)
Net liabilities assumed	(469)
Total purchase consideration	$542,771

The goodwill and liabilities assumed have been adjusted during the three and nine months ended September 30, 2008 to reflect certain liabilities for uncertain tax liabilities of ISS (see Note 9).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

The amounts allocated to intangible assets and acquired technology was attributed to the following categories and estimated useful lives:

Acquired technology	$25,039	5 years
Customer relationships	117,900	9–11 years
Trade names	29,400	10 years–indefinite
Total intangible assets	$172,339

Center for Financial Research and Analysis (“CFRA”) Acquisition

On August 1, 2007, the Company acquired all of the outstanding membership interests of CFRA for $62,993. CFRA is a provider of forensic accounting research, legal and regulatory risk assessment, due diligence and educational services. The purpose of this acquisition was to broaden the quantitative and qualitative analysis services that the ISS business could offer its clients. The acquisition has been accounted for as a purchase, and the operating results of CFRA have been included in the consolidated financial statements since the date of its acquisition.

The aggregate consideration paid for the acquisition is as follows:

Cash paid (includes cash acquired of $1,213)	$46,275
Fair value of common stock issued (973,151 shares)	16,057
Transaction costs	661
Total purchase consideration	$62,993

The Company valued the shares of common stock issued in exchange for equity held by CFRA shareholders at $16.50 per share. The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based upon management’s estimates:

Cash and other current assets	$3,104
Property and equipment	511
Non-current assets	49
Intangible assets	19,710
Goodwill	46,736
Total assets acquired	70,110
Accounts payable and accrued expenses	(3,326)
Deferred revenue	(3,791)
Net assets acquired	$62,993
Goodwill	46,736
Identifiable intangible assets	19,710
Net liabilities assumed	(3,453)
Total purchase consideration	$62,993

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

The amounts and useful lives allocated to intangible assets were as follows:

Customer relationships	$10,250	7 years
Covenant not to compete	250	1 year
Trade name	100	1 year
Acquired technology	240	5 years
Proprietary process	8,870	7 years
Total intangible assets	$19,710

The purchase consideration, goodwill and liabilities assumed have been adjusted during the three and nine months ended September 30, 2008 to reflect certain sales tax liabilities of CFRA (see Note 10).

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2007 and September 30, 2008 consist of the following:

	December 31, 2007
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$128,150	$(11,286)	$116,864
Acquired technology	5 years	25,279	(4,878)	20,401
Covenant not to compete	1–3 years	1,500	(208)	1,292
Proprietary process	7 years	8,870	(528)	8,342
Trade names	1–10 years	22,800	(2,245)	20,555
Trade names	Indefinite	6,700	—	6,700
Total		$193,299	$(19,145)	$174,154

	September 30, 2008
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$128,150	$(20,635)	$107,515
Acquired technology	5 years	25,279	(8,670)	16,609
Covenant not to compete	1–3 years	1,500	(667)	833
Proprietary process	7 years	8,870	(1,478)	7,392
Trade names	1–10 years	22,800	(4,005)	18,795
Trade names	Indefinite	6,700		6,700
Total		$193,299	$(35,455)	$157,844

Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

Remainder of year ending December 31, 2008	$5,369
Years ending December 31,
2009	$21,475
2010	$21,371
2011	$21,058
2012	$16,180

Goodwill changed during the nine months ended September 30, 2008 as follows:

Balance at January 1, 2008	$460,951
Tax benefit on exercise of stock options granted to ISS employees on acquisition (See Note 4)	(616)
Accrual of CFRA non-income tax liability (Note 10)	638
Accrual of ISS income tax contingency	245
Balance as of September 30, 2008	$461,218

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

6. ACCRUED EXPENSES

Accrued expenses as of December 31, 2007 and September 30, 2008 consist of the following:

	December 31, 2007	September 30, 2008
Accrued compensation and related tax	$28,490	$27,010
Accrued data expense	1,133	1,931
Accrued travel and entertainment	227	608
Accrued professional fees	1,813	1,778
Current portion of deferred rent	202	348
CFRA sales tax liability (Note 10)	—	1,642
Other accrued expenses	2,324	4,916
	$34,189	$38,233

7.  DEBT

In conjunction with the purchase of ISS on January 11, 2007, a subsidiary of the Company obtained $450 million of debt, of which $425 million was borrowed to complete the acquisition.

The debt is comprised of two term loan facilities and a revolving credit facility:

The first lien credit facilities consists of a $25 million revolving credit facility and $300 million of first lien term loan facility and accumulates interest, at the option of the Company at: (a) the LIBOR rate plus a margin of 1.75% to 2.25% depending on the Company’s consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) Bank of America’s “prime rate,” plus a margin of 0.75% or 1.25% depending on the consolidated leverage ratio.  Amounts repaid under the first lien term loan facility may not be re-borrowed. Amounts repaid under the revolving credit facility may be re-borrowed. The maturity date for the revolving credit facility and first lien term loan facility is January 2013 and January 2014, respectively.

The second lien term loan facility was for $125 million and accumulated interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America’s “prime rate,” plus a margin of 4.50%. In January 2008, the Company utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement, which has been included in other expenses for the nine months ended September 30, 2008 in the accompanying consolidated statements of income. In conjunction with the repayment of the second lien loan during the nine months ended September 30, 2008, the Company reduced the notional amount of the interest rate swap by $19.3 million, which resulted in other expense of $1.4 million in 2008 (Note 8).  The effective interest rate on the Company’s debt was 8.74% and 7.37% for the nine months ended September 30, 2007 and 2008, respectively.

In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts of the first lien credit facility in quarterly installments of $741, of which the next payment is due on June 30, 2009. Furthermore, starting January 1, 2008, the Company is required to make a mandatory payment equal to each year’s excess cash flow depending on leverage ratios, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. During the nine months ended September 30, 2008, the Company made an excess cash flow principal payment of $6,381 for its first lien term loan. Based on the Company’s consolidated leverage ratio as of September 30, 2008, no future excess cash flow payments would be required as long as that ratio is maintained. The Company is required to repay the aggregate principal remaining on the first lien term loan facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Scheduled repayments of balances outstanding as of September 30, 2008 are as follows:

For the twelve months ending September 30,
2009	$1,483
2010	2,966
2011	2,966
2012	2,966
2013	2,966
Thereafter	277,273
$290,620

The Company has guaranteed the payment and performance of the credit facilities and has pledged all of its assets as collateral against the debt.

The Company incurred debt issuance costs of $10,074, which have been recorded in other long term assets on the accompanying consolidated balance sheets. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense on the accompanying statement of income. In conjunction with the prepayment of the second lien loan during the nine months ended September 30, 2008, the Company wrote-off debt issuance costs of $2,377. The following table summarizes amortization of debt issuance costs in the accompanying consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Amortization of debt issuance costs	$360	$260	$1,037	$3,190

8. FAIR VALUE OF DERIVATIVE INSTRUMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 that apply to  financial assets and liabilities that are measured at fair value within the financial statements, which provides a framework for measuring fair value under GAAP. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. As of September 30, 2008 the Company had interest rate swap agreements which are valued using level 2 inputs as shown in the following table:

		Fair value at September 30, 2008, using:
		Quoted prices in	Significant	Significant
		active markets for	other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$9,865	$—	$9,865	$—
Total	$9,865	$—	$9,865	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

The Company’s interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company’s debt (see Note 7). As of December 31, 2007 and September 30, 2008, the swap agreements had a notional amount of $317,063 and $279,938, respectively. As of December 31, 2007 and September 30, 2008, the swap agreements had a fair value liability of $10,990 and $9,865, respectively, which is included in other long-term liabilities on the accompanying consolidated balance sheets.

In conjunction with the prepayment of the second lien loan during the nine months ended September 30, 2008 (Note 7), the Company reduced the notional amount of the interest rate swap by $19,300 in order to hedge the remaining debt outstanding.  The reduction of the notional amount cost $1,364 and has been included in other expenses on the accompanying statement of income for the nine months ended September 30, 2008.

The notional amount of the swap amortizes over the life of the debt and results in gains and losses being recognized in interest expense in the accompanying consolidated statements of income. The gain (loss) from the amortization of the swap agreement is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Gain (loss) from swap agreement	$212	$(1,648)	$514	$(3,562)

These hedges of interest rate risk relating to the Company’s debt have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the loan being hedged as of September 30, 2008. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings. Effective gains and losses have been included in the unrealized gain on cash flow hedges as a component of other comprehensive income (loss) net of tax.

9. INCOME TAXES

Income taxes

The expected tax provision calculated at the statutory federal rate differs from the actual (benefit) provision for the nine months ended September 30, 2007 and 2008 is as follows:

	Nine months ended September 30,
	2007	2008
Tax provision, at U.S. Federal statutory tax rate	35.0%	35.0%
State and local income tax (benefit) expense, net of U.S. federal taxes	(3.3)%	3.6%
Non-deductible stock option expense under SFAS 123(R)	24.2%	1.0%
Other	(9.1)%	(0.5)%
Net tax provision	46.8%	39.1%

Other is primarily comprised of foreign tax credits, penalties and foreign income tax rate differentials and has declined due to a reduction in research and development credits and increased projected pre-tax income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

FIN 48

As of September 30, 2008, the Company’s unrecognized tax benefits totaled $1,757, of which $782 would favorably impact the Company’s effective tax rate, if recognized. The remaining $975 of liability for unrecognized tax benefits represents tax liabilities established prior to January 11, 2007 which impacted the goodwill of the Company. Over the next three months, an increase of $107 will be recorded for unrecognized tax benefits and such increase will unfavorably impact the Company’s income tax provision.  Interest and penalties accrued during the nine months ended September 30, 2007 and 2008 were not significant.

The Company’s tax returns for 2004-2007 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to international and state taxing jurisdictions.  Currently, the company has been selected for audit by the Internal Revenue Service for 2006, New York City for 2004-2006 and Canada Revenue Agency for 2005-2006.  As of September 30, 2008, $414 was accrued for the payment of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2008	$1,189
Additions based on tax positions related to the current year	182
Additions for tax positions of prior years	438
Reductions for tax positions of prior years	(52)
Balance as of September 30, 2008	$1,757

10. COMMITMENTS AND CONTINGENCIES

The Company is committed to unrelated parties for the rental of office space under operating leases. As of September 30, 2008, minimum future rental payments under operating leases are as follows:

For the twelve months ending September 30,
2009	$6,371
2010	6,131
2011	5,506
2012	4,661
2013	1,019
Thereafter	171
Total minimum lease payments	$23,859

During the nine months ended September 30, 2008, the Company incurred a $198 lease exit cost as a result of relocating the Company’s London operations and such expense has been included in general and administrative expenses in the accompanying statement of income.

Data Agreements—The Company has entered into agreements with various vendors to supply the Company with data. The aggregate minimum payments with respect to these data agreements as of September 30, 2008, are as follows:

For the twelve months ending September 30,
2009	$7,163
2010	2,326
2011	415
Total	$9,904

Contingencies—The Company has no pending litigation matters against it that it considers to be material nor has the Company initiated any against any others.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

During 2008, the Company completed an internal study which determined certain sales tax liabilities are payable in connection with both the pre-acquisition and post-acquisition operational activity of CFRA.   The maximum cost of this contingency is estimated to be approximately $1,746 however, the Company believes the probable cost to be approximately $1,642 of which $1,438 relates to pre-acquisition activity.   The Company has recovered $800 pursuant to an escrow agreement with the former equity owners of CFRA, comprised of $223 in cash and $577 in shares of the Company’s common stock, and has recorded the recovery as a reduction to the CFRA purchase price (See Note 4).   The Company expects to further analyze and refine this estimated liability and resolve the matter by December 31, 2008.  Accordingly, $204 of expense has been recorded in general and administrative expenses within the accompanying consolidated statement of income for the nine months ended September 30, 2008, and $638 has been recorded as an adjustment to CFRA goodwill (See Note 5).

11. STOCK-BASED COMPENSATION

The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock (“non-vested stock”).

Stock Options

During 2000, the Company’s Board of Directors adopted a Stock Option Plan (the “2000 Plan”) that provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a one to four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2000 Plan was 12,500,000, and no more than 4,000,000 were allowed to be issued in any calendar year. The Company retired the 2000 Plan and adopted a new option plan (the “2004 Plan”). As of September 30, 2008, 5,664,450 options issued under the 2000 Plan remain outstanding.

The 2004 Plan provides for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a three to four year period and have a ten-year contractual term. To satisfy options granted under the Plan, the Company may make common stock available from authorized but unissued shares or shares held in treasury by the Company. The maximum number of shares of the Company’s common stock available for issuance under the 2004 Plan is 7,500,000. Subsequent to the acquisition of ISS, the Company retired the 2004 plan and adopted a new option plan (the “2007 plan”). As of September 30, 2008, 4,473,343 options issued under the 2004 Plan remain outstanding.

In January 2007, the Company’s Board of Directors adopted a stock option plan covering the employees from ISS (the “ISS Plan”), which resulted in the rollover of 1,396,000 fully-vested options. Under the adoption of this ISS Plan, no additional options are to be issued. As of September 30, 2008, 161,442 options issued under the ISS Plan remain outstanding.

In January 2007 the Company’s Board of Directors adopted a Stock Option Plan (the “2007 Plan”) that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which vest over a four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 6,500,000. As of September 30, 2008, 2,681,915 options and 326,433 shares of non-vested stock granted under the 2007 Plan remain outstanding.

Summarized information relative to the Company’s stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2008	13,361,282	$5.79
Granted*	1,626,500	$17.52
Exercised	(1,526,692)	$3.72
Forfeited	(479,940)	$15.30
Outstanding—September 30, 2008	12,981,150	$7.16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

*Immediately prior to the consummation of the initial public offering, the Company granted 1,563,500 stock options to its employees at an exercise price equal to the initial public offering price of $17.50 per share, including an aggregate of 1,031,500 options related to 2007 compensation for certain employees and an aggregate of 532,000 options to all full time employees, representing a one-time grant of 500 options to each of our employees. In addition, the Company granted 63,000 options subsequent to the initial public offering at various times during 2008.

The Company’s stock options outstanding as of September 30, 2008 were as follows:

	Outstanding Options			Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
		(In Years)
$1.20	916,913	2.33	$1.20	916,913	$1.20
1.49	83,499	3.19	1.49	83,499	1.49
2.00	3,009,353	4.01	2.00	3,009,351	2.00
2.33	4,505	4.41	2.33	4,505	2.33
2.40	1,738,184	5.26	2.40	1,722,559	2.40
3.42	20,365	5.08	3.42	20,365	3.42
3.75	234,525	5.94	3.75	230,775	3.75
4.46	15,141	6.01	4.46	15,141	4.46
4.80	1,238,020	6.28	4.80	896,773	4.80
5.05	17,837	6.60	5.05	17,837	5.05
5.94	20,095	7.37	5.94	20,095	5.94
6.00	241,262	6.85	6.00	185,951	6.00
7.20	1,701,772	7.31	7.20	805,343	7.20
15.29	2,134,014	8.44	15.29	532,554	15.29
16.50	123,165	7.96	16.50	35,583	16.50
17.50	1,472,500	9.31	17.50	212,000	17.50
19.95	10,000	9.64	19.95	—	19.95
	12,981,150	6.17	$7.16	8,709,244	$4.16

Of the unvested options as of September 30, 2008, 3,759,277 are expected to vest in the future.

The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Risk-free interest rate	4.6%	3.2%	4.7%	2.6%
Expected term (in years)	4.5	4.5	4.5	4.5
Expected stock price volatility	29%	35%	29%	35%
Expected dividend yield	None	None	None	None

The weighted-average per share fair value of options granted was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Weighted average per share fair value of options granted	$5.36	$5.81	$5.02	$5.81

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Non-vested Stock

The following table summarizes non-vested stock activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2008	346,609	$16.50
Granted	53,908	$22.00
Vested	(61,357)	$16.50
Forfeited	(12,727)	$16.50
Unvested Shares at September 30, 2008	326,433	$17.88

As of September 30, 2008, there was approximately $18,025 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans, which is expected to be recognized over a period of approximately four years.

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

In computing earnings per share for the three and nine months ended September 30, 2007 and 2008, the difference between basic and diluted number of shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Basic number of weighted-average shares outstanding	47,239,323	60,780,651	45,960 ,089	59,493,052
Effect of dilutive securities— Employee stock options and non-vested stock	7,717,864	7,628,692	8,064,905	7,547,659
Diluted number of weighted-average shares outstanding	54,957,187	68,409,343	54,024,994	67,040,711

Options and non-vested stock of 2,930,355 and 2,568,962 common shares during the three months ended September 30, 2007 and 2008, and 1,988,656 and 1,560,000 common shares for the nine months ended September 30, 2007 and 2008, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

13. SEGMENT INFORMATION

As of September 30, 2008, the Company has two reportable segments, the RiskMetrics business and the ISS business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating and asset allocation decisions. The Company allocates corporate and other shared services to each segment based on the employees’ geographic location and headcount. Goodwill and intangible assets acquired in connection with the ISS and CFRA acquisitions are included in the ISS business segment assets amounts.

The RiskMetrics business is a provider of multi-asset, position-based risk and wealth management products and services. The business provides clients with comprehensive, interactive products and services that allow them to measure and quantify portfolio risk across security types, geographies and markets. The products and services enable the clients to make

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Results of operations by segment for the three and nine months ended September 30, 2007 and 2008 is as follows:

	RiskMetrics Business	ISS Business	Total
Three months ended September 30, 2007:
Revenues	$30,968	$31,191	$62,159
Depreciation and amortization of property and equipment	1,116	753	1,869
Amortization of intangible assets	—	5,105	5,105
Other operating expenses	21,379	23,750	45,129
Income from operations	$8,473	$1,583	$10,056
Interest, dividend and investment income			343
Interest expense			(9,702)
Income before income taxes			697
Provision for income taxes			244
Net income			$453
Asset information at September 30, 2007:
Segment assets	$57,270	$710,265	$767,535
Goodwill	$—	$467,275	$467,275

	RiskMetrics Business	ISS Business	Total
Three months ended September 30, 2008:
Revenues	$40,846	$34,708	$75,554
Depreciation and amortization of property and equipment	1,152	1,001	2,153
Amortization of intangible assets	—	5,398	5,398
Other operating expenses	27,438	25,378	52,816
Income from operations	$12,256	$2,931	$15,187
Interest, dividend and investment income			686
Interest expense			(5,546)
Income before income taxes			10,327
Provision for income taxes			4,045
Net income			$6,282
Asset information at September 30, 2008:
Segment assets	$174,162	$675,471	$849,633
Goodwill	—	$461,218	$461,218

	RiskMetrics Business	ISS Business	Total
Nine months ended September 30, 2007:
Revenues	$87,704	$84,970	$172,674
Depreciation and amortization of property and equipment	3,286	1,906	5,192
Amortization of intangible assets	—	13,728	13,728
Other operating expenses	62,649	62,653	125,302
Income from operations	$21,769	$6,683	$28,452
Interest, dividend and investment income			1,196
Interest expense			(27,394)
Income before income taxes			2,254
Provision for income taxes			1,056
Net income			$1,198

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

	RiskMetrics Business	ISS Business	Total
Nine months ended September 30, 2008:
Revenues	$114,110	$106,790	$220,900
Depreciation and amortization of property and equipment	3,496	2,937	6,433
Amortization of intangible assets	—	16,310	16,310
Other operating expenses	76,967	79,850	156,817
Income from operations	$33,647	$7,693	$41,340
Interest, dividend and investment income			1,927
Interest expense			(20,651)
Other expenses			(2,613)
Income before income taxes			20,003
Provision for income taxes			7,828
Net income			$12,175

14. RELATED PARTY TRANSACTION

In May 2008, the Company entered into a contract for the sale of Market Risk products to Duff Capital Advisors. Philip Duff, a director of the Company, is the founder, CEO and General Partner of Duff Capital Advisors. The Company recognized revenue of $252 and $422 for the Duff Capital Advisors contract for the three and nine months ended September 30, 2008, respectively.

15. SUBSEQUENT EVENT

On October 3, 2008 the Company acquired all of the outstanding stock of Applied4 Technology Ltd. (“Applied 4”) for approximately $1.7 million in cash.  Additional purchase price consideration ranging from approximately $1.7 million to $2.1 million may be paid for the acquisition of Applied 4 if certain earning targets are achieved from the fiscal years 2009 through 2011.  The purpose of this acquisition was to broaden the performance attribution analytical tools  the Company can offer to its clients.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates or requires, as used in this Form 10-Q, references to “we,” “us,” “our” or the “company” refer to RiskMetrics Group, Inc., and its subsidiaries. References to “RiskMetrics” refer only to our subsidiary, RiskMetrics Solutions, Inc. and its subsidiaries, references to “ISS” refer only to our subsidiary Institutional Shareholder Services, Inc. and its subsidiaries, and references to “CFRA” refer only to RMG-CFRA, LLC, formerly CFRA Holdings, LLC, and its subsidiary (which have been merged into ISS)..  In this Form 10-Q, all dollar amounts are expressed in thousands, unless indicated otherwise. References to our “clients” include each business unit, division or wholly-owned subsidiary of a parent company which has entered into a separate customer contract with us.

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

We benefit from a number of favorable attributes of our business model. These attributes include:

Subscription-based revenue model:  We sell our services primarily on an annual subscription basis and have experienced high renewal rates. Recurring revenues accounted for approximately 93.6% of our total revenues during the nine months ended September 30, 2008, and we had a renewal rate of 88.5% during that time. Our subscription model and high renewal rates minimize volatility in our revenues and provide significant visibility for our future results.

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

The vast majority of our business involves the sale of products and services to clients in the financial services industry including asset managers, banks, insurance companies, hedge funds, pension funds as well as professional organizations that serve the financial services industry.  The global financial markets have been adversely impacted by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, currency exchange fluctuations and new legal and compliance requirements.  These market conditions and the reduced business activity have had a negative impact on a number of our clients and could negatively impact our future revenues due to the potential for declining sales and renewal rates.

We do not believe that our liquidity has been affected by the recent events in the global financial markets.  Refer to Liquidity and Capital Resources discussion.

Our Revenues

We generate a substantial majority of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. These contracts generally renew automatically on an annual basis. Our products and services are generally priced based on the access to our applications and services, including research, voting and reports purchased. We do not price our products and services based on our clients’ assets under management. As a result, we are not directly subject to revenue fluctuations resulting from changes in our clients’ assets under management (“AUM”). Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client.

Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the nine months ended September 30, 2008, approximately 93.6% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 88.5% for the nine months ended September 30, 2008, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of September 30, 2008 was $288,089.

We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 6.4% of total revenues during the nine months ended September 30, 2008.

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

Our annualized contract value for the RiskMetrics business and ISS business as of September 30, 2007, June 30, 2008, and September 30, 2008, as well as the percentage growth period over period is set forth, separately for each business, in the tables below.

Year-Over-Year Comparison

	As of September 30,
	2007	2008
RiskMetrics business annualized contract value	$123,463	$159,603
Percent growth		29.3%
ISS business annualized contract value	$117,450	$128,486
Percent growth		9.4%

Sequential Comparison

	As of June 30, 2008	As of September 30, 2008
RiskMetrics business annualized contract value	$155,435	$159,603
Percent growth		2.7%
ISS business annualized contract value	$126,411	$128,486
Percent growth		1.6%

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

The renewal rate for our RiskMetrics business and ISS business for the nine months ended September 30, 2007 and 2008, is set forth separately for each business, in the table below.

	Nine Months Ended September 30,
	2007	2008
RiskMetrics business renewal rate	90.1%	88.9%
ISS business renewal rate	91.1%	88.0%

The RiskMetrics renewal rate declined mainly due to a lower renewal rate in the alternative investment segment.  The ISS renewal rate declined due to lower renewal rates in the Corporate business and the inclusion of CFRA in 2008, which historically has lower average renewal rates than other ISS products.

Non-Recurring Revenues

Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the three and nine months ended September 30, 2007 and 2008 are set forth in the table below. Our non-subscription services include implementation, compensation advisory services and similar services and overages related to ISS’ Proxy Research and Voting business. Revenues from implementation are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients’ actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients’ overages are typically an indication of larger proxy voting contract renewals.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
RiskMetrics business percent non-recurring revenue	2.4%	1.6%	2.7%	1.4%
ISS business percent non-recurring revenue	9.3%	7.9%	12.6%	11.6%

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

Selling and Marketing

Selling and marketing expenses consist of costs related to our sales force, product management and marketing professionals. These costs include staff compensation costs and related expenses, including commissions and general marketing costs.

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

Adjusted EBITDA

The Adjusted EBITDA data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Three months ended			Nine months ended
	September 30,		% Growth for	September 30,		% Growth for
	2007	2008	three months	2007	2008	nine months

Adjusted EBITDA	$18,444	$25,040	35.8%	$51,329	$71,986	40.2%

Adjusted EBITDA for the nine months ended September 30, 2007 does not include $0.9 million generated from ISS from January 1 through January 11, 2007 as ISS was acquired on January 11, 2007.  In addition, Adjusted EBITDA growth was favorably impacted by the acquisition of CFRA on August 1, 2007.

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

•                                          Adjusted EBITDA does not include stock based compensation expense;

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

•                                          Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The table below sets forth a reconciliation of net income to Adjusted EBITDA on our historical results:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Net income	$453	$6,282	$1,198	$12,175
Interest, other income (expense), net	9,359	4,860	26,198	21,337
Income tax expense	244	4,045	1,056	7,828
Depreciation and amortization of property and equipment	1,869	2,153	5,192	6,433
Amortization of intangible assets	5,105	5,398	13,728	16,310
Stock-based compensation.	1,414	2,245	3,955	7,622
Non-recurring expenses (a)	—	—	—	198
Loss on disposal of property and equipment	—	57	2	83
Adjusted EBITDA	$18,444	$25,040	$51,329	$71,986

(a) Represents lease exit costs incurred from moving the London operations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with US GAAP. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to our significant accounting policies since December 31, 2007.

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

In January 2008, we completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008.  We received net proceeds of $193.9 million from the offering. We did not receive any proceeds from the sale of the shares by the selling stockholders.  As such, weighted average common shares outstanding for the three and nine months ended September 30, 2008 includes 12,100,000 additional shares sold in the initial public offering. In addition, immediately prior to the completion of our initial public offering we granted each of our full-time employees an option to acquire 500 shares of our common stock, at an exercise price equal to the initial public offering price. Such grant resulted in stock-based compensation of $207 and $1,807 being recorded for the three and nine months ended September 30, 2008, respectively.

In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the nine months ended September 30, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement. Such costs have been included in interest, dividend, investment and other income (expense), net in the statement of income for the nine months ended September 30, 2008.

Three months ended September 30, 2007 compared to the three months ended September 30, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Three months ended September 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$62,159	$75,554	$13,395	21.5%
Operating costs and expenses:
Cost of revenues	20,706	23,507	2,801	13.5%
Research and development	7,678	11,248	3,570	46.5%
Selling and marketing	8,873	9,045	172	1.9%
General and administrative	7,872	8,959	1,087	13.8%
Depreciation and amortization of property and equipment	1,869	2,153	284	15.2%
Amortization of intangible assets	5,105	5,398	293	5.7%
Loss on disposal of fixed assets	—	57	57	—%
Total operating costs and expenses(1)	52,103	60,367	8,264	15.9%
Income from operations	10,056	15,187	5,131	51.0%
Interest, dividend, investment and other income (expense), net	(9,359)	(4,860)	4,499	48.1%
Income before provision for income taxes	697	10,327	9,630	* %
Provision for income taxes	244	4,045	3,801	* %
Net income	$453	$6,282	$5,829	* %

* exceeds 100%

(1) Includes stock-based compensation expense of $1,414 and $2,245 for the three months ended September 30, 2007 and 2008, respectively.

RiskMetrics Business

	Three months ended September 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$30,968	$40,846	$9,878	31.9%
Operating costs and expenses:
Cost of revenues	7,341	10,148	2,807	38.2%
Research and development	5,957	7,471	1,514	25.4%
Selling and marketing	4,446	4,738	292	6.6%
General and administrative	3,635	5,081	1,446	39.8%
Depreciation and amortization of property and equipment	1,116	1,152	36	3.2%
Loss (gain) on disposal of fixed assets	—	—	—	0.0%
Total operating costs and expenses(2)	22,495	28,590	6,095	27.1%
Income from operations	$8,473	$12,256	$3,783	44.6%

(2) Includes stock-based compensation expense of $750 and $980 for the three months ended September 30, 2007 and 2008, respectively.

ISS Business

	Three months ended September 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$31,191	$34,708	$3,517	11.3%
Operating costs and expenses:
Cost of revenues	13,365	13,359	(6)	—%
Research and development	1,721	3,777	2,056	119.5%
Selling and marketing	4,427	4,307	(120)	(2.7)%
General and administrative	4,237	3,878	(359)	(8.5)%
Depreciation and amortization of property and equipment	753	1,001	248	32.9%
Amortization of intangible assets.	5,105	5,398	293	5.7%
Loss on disposal of fixed assets	—	57	57	—
Total operating costs and expenses(3)	29,608	31,777	2,169	7.3%
Income from operations	$1,583	$2,931	$1,348	85.2%

(3) Includes stock-based compensation expense of $664 and $1,265 the three months ended September 30, 2007 and 2008, respectively.

The following tables provide information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Three months ended September 30, 2007		Three months ended September 30, 2008		Increase (decrease)
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$38,503	62.0%	$45,648	60.4%	$7,145	18.6%
Europe, Middle East and Africa (EMEA)	19,291	31.0%	25,615	33.9%	6,324	32.8%
Asia	4,365	7.0%	4,291	5.7%	(74)	(1.7)%
Total	$62,159	100.0%	$75,554	100.0%	$13,395	21.5%

RiskMetrics Business

	Three months ended September 30, 2007		Three months ended September 30, 2008		Increase (decrease)
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$14,812	47.8%	$18,776	46.0%	$3,964	26.8%
Europe, Middle East and Africa (EMEA)	13,491	43.6%	19,309	47.3%	5,818	43.1%
Asia	2,665	8.6%	2,761	6.7%	96	3.6%
Total	$30,968	100.0%	$40,846	100.0%	$9,878	31.9%

ISS Business

	Three months ended September 30, 2007		Three months ended September 30, 2008		Increase (decrease)
		% of Total		% of Total
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$23,691	76.0%	$26,872	77.4%	$3,181	13.4%
Europe, Middle East and Africa (EMEA)	5,800	18.6%	6,306	18.2%	506	8.7%
Asia	1,700	5.4%	1,530	4.4%	(170)	(10.0)%
Total	$31,191	100.0%	$34,708	100.0%	$3,517	11.3%

Set forth below is a discussion of our results for the three months ended September 30, 2007 compared to the three months ended September 30, 2008.

Revenues. Consolidated revenues increased from $62.2 million for the three months ended September 30, 2007 to $75.6 million for the three months ended September 30, 2008, or 21.5%. Revenue growth was driven by a 31.9% increase in the RiskMetrics business and 11.3% increase in the ISS business.

RiskMetrics revenues increased from $31.0 million for the three months ended September 30, 2007 to $40.8 million for the three months ended September 30, 2008, or 31.9%. The $9.9 million increase in revenues was primarily due to a $8.7 million, or 32.4%, increase in revenues from our Market Risk products and services.  The increase in revenues from Market Risk Products was due to a 36.3% increase in revenues from RiskManager due to strong sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services. Increased revenues resulted from both increased sales to existing customers and sales to new customers. As a percentage of total revenues, revenues from our Market Risk products and services increased from 86.7% for the three months ended September 30, 2007 to 87.0% for the three months ended September 30, 2008.  Revenue growth was also driven by a 26.8% increase in the Americas region and a 43.1% increase in the EMEA region driven by strong sales of RiskManager in these regions due to, among other things, increased investor demand and the need for financial services firms to comply with regulatory requirements.

ISS revenues increased $3.5 million from $31.2 million for the three months ended September 30, 2007 to $34.7 million for the three months ended September 30, 2008, or 11.3%. The increase in revenues was partially due to an increase in revenue from our Financial Research and Analysis products and services which increased from $9.2 million to $11.1 million due to revenue growth of Corporate Advisory Services and M&A Edge products and a $1.2 million increase in CFRA revenue due to the inclusion of three months of CFRA revenue in 2008 as CFRA was acquired on August 1, 2007. The revenues from our Governance Services products increased 7.3% from $22.0 million to $23.6 million due to increased revenue in proxy research and voting services. Governance Services revenue accounted for 68.1% of total ISS revenue for the three months ended September 30, 2008 compared to 70.6% in the prior year.

Operating costs and expenses.  Consolidated operating expenses increased from $52.1 million for the three months ended September 30, 2007 to $60.4 million for the three months ended September 30, 2008, or 15.9%. The increase in operating expenses was due to the acquisition of CFRA, increases in compensation costs, including stock-based compensation, occupancy, data, hosting, foreign currency transaction expenses and increased travel.  As a percentage of revenue, operating expenses decreased from 83.8% to 79.9% due to increased economies of scale.

RiskMetrics operating expenses increased from $22.5 million for the three months ended September 30, 2007 to $28.6 million for the three months ended September 30, 2008, or 27.1%. The increase was mainly due to increased compensation costs of $3.0 million related to higher headcount, bonus accrual and commission increases, as well as increased data, hosting, travel and $1.0 million of foreign currency transaction expenses.  As a percentage of revenues, operating expenses decreased from 72.6% to 70.0% due to increased economies of scale.

ISS operating expenses increased from $29.6 million for the three months ended September 30, 2007 to $31.8 million for the three months ended September 30, 2008, or 7.3%. The increase in operating expenses was primarily due to increased compensation costs of $0.5 million (including CFRA), increased stock-based compensation of $0.6 million, additional operating expenses from CFRA, increased amortization expense of $0.3 million, as well as increased travel costs.  As a percentage of revenues, operating costs and expenses decreased from 94.9% to 91.6% due to increased economies of scale.

Cost of revenues.  Consolidated cost of revenues increased from $20.7 million for the three months ended September 30, 2007 to $23.5 million for the three months ended September 30, 2008, or 13.5%. As a percentage of revenues, cost of revenues decreased from 33.3% to 31.1%.

RiskMetrics cost of revenues increased from $7.3 million for the three months ended September 30, 2007 to $10.1 million for the three months ended September 30, 2008, or 38.2%. The increase was primarily due to increased compensation costs, increased foreign currency transaction costs of $1.0 million and an increase in third-party data costs of $0.5 million due to the increased breadth of product offerings.  As a percentage of revenues, cost of revenues increased from 23.7% to 24.8% due to fluctuations in foreign currency rates.

ISS cost of revenues remained constant at $13.4 million for the three months ended September 30, 2007 and 2008.  As a percentage of revenues, cost of revenues decreased from 42.8% to 38.5%.

Research and development expenses.  Consolidated research and development expenses increased from $7.7 million for the three months ended September 30, 2007 to $11.2 million for the three months ended September 30, 2008, or 46.5%. As a percentage of revenues, research and development expenses increased from 12.4% to 14.9% primarily due to increased compensation costs and increased investment in research and development related to Governance Services products and platforms.

RiskMetrics research and development expenses increased from $6.0 million for the three months ended September 30, 2007 to $7.5 million for the three months ended September 30, 2008, or 25.4%. The increase was primarily due to increased employee compensation costs due to an increased focus on market risk product development.

ISS research and development expenses increased from $1.7 million for the three months ended September 30, 2007 to $3.8 million for the three months ended September 30, 2008, or 119.5%. The increase was primarily due to increased compensation costs, CFRA costs and investment in research and development related to governance service products and platforms.

Selling and marketing expenses.  Consolidated selling and marketing expenses increased from $8.9 million for the three months ended September 30, 2007 to $9.0 million for the three months ended September 30, 2008, or 1.9%. As a percentage of revenues, selling and marketing expenses decreased from 14.3% to 12.0% due to the synergies achieved from the integration of the Company’s global sales force and lower marketing expenses as a percentage of revenues.

RiskMetrics selling and marketing expenses increased from $4.4 million for the three months ended September 30, 2007 to $ 4.7 million for the three months ended September 30, 2008, or 6.6%. The increase was primarily due to increased commissions as a result of the increase in sales.

ISS selling and marketing expenses decreased from $4.4 million for the three months ended September 30, 2007 to $4.3 million for the three months ended September 30, 2008.  ISS selling and marketing expenses were impacted by the inclusion of CFRA costs in 2008, and benefits from the integration of the global sale force.

General and administrative expenses.  Consolidated general and administrative expenses increased from $7.9 million for the three months ended September 30, 2007 to $9.0 million for the three months ended September 30, 2008, or 13.8%. The increase was primarily due to increased compensation, accounting, consulting and insurance costs as a result of being a public company as well as increased occupancy costs.  As a percentage of revenues, general and administrative expenses decreased from 12.7% to 11.9%.

RiskMetrics general and administrative expenses increased from $3.6 million for the three months ended September 30, 2007 to $5.1 million for the three months ended September 30, 2008, or 39.8%. The increase was primarily due to increased employee compensation due to increased headcount as well as increased accounting, insurance and consulting costs.

ISS general and administrative expenses decreased from $4.2 million for the three months ended September 30, 2007 to $3.9 million for the three months ended September 30, 2008, or 8.5%. The decrease was primarily due to a decline in compensation costs as a result of decreased headcount in this business.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased from $1.9 million for the three months ended September 30, 2007 to $2.2 million for the three months ended September 30, 2008. The increase was primarily due to an increase in capital expenditures for leasehold improvements and computers to support the Company’s increased headcount and facilities expansion.

Amortization of intangible assets.  Amortization of intangible assets increased from $5.1 million for the three months ended September 30, 2007 to $5.4 million for the three months ended September 30, 2008 primarily from our acquisition of CFRA on August 1, 2007 and purchase of an intangible asset.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense decreased from $9.4 million for the three months ended September 30, 2007 to $4.9 million for the three months ended September 30, 2008. In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the IPO and debt prepayment, interest expense decreased and interest income increased as a result of reduced debt borrowings and increased cash balances during 2008.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 39.2% for the three months ended September 30, 2008 as compared to an effective rate of 35.0% for the comparable prior year period. The effective rate increased mainly due to increased provisions for uncertain tax positions related to prior years. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Nine months ended September 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$172,674	$220,900	$48,226	27.9%
Operating costs and expenses:
Cost of revenues	56,667	69,387	12,720	22.4%
Research and development	22,477	32,114	9,637	42.9%
Selling and marketing	25,328	27,531	2,203	8.7%
General and administrative	20,828	27,702	6,874	33.0%
Depreciation and amortization of property and equipment	5,192	6,433	1,241	23.9%
Amortization of intangible assets	13,728	16,310	2,582	18.8%
Loss on disposal of fixed assets	2	83	81	* %
Total operating costs and expenses(1)	144,222	179,560	35,338	24.5%
Income from operations	28,452	41,340	12,888	45.3%
Interest, dividend, investment and other income (expense), net	(26,198)	(21,337)	4,861	(18.6)%
Income before provision for income taxes	2,254	20,003	17,749	* %
Provision for income taxes	1,056	7,828	6,772	* %
Net income	$1,198	$12,175	$10,977	* %

* exceeds 100%

(1) Includes stock-based compensation expense of $3,955 and $7,622 for the nine months ended September 30, 2007 and 2008, respectively.

RiskMetrics Business

	Nine months ended September 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$87,704	$114,110	$26,406	30.1%
Operating costs and expenses:
Cost of revenues	22,220	26,928	4,708	21.2%
Research and development	17,701	21,627	3,926	22.2%
Selling and marketing	12,549	14,091	1,542	12.3%
General and administrative	10,177	14,321	4,144	40.7%
Depreciation and amortization of property and equipment	3,286	3,496	210	6.4%
Loss on disposal of fixed assets	2	—	(2)	—%
Total operating costs and expenses(2)	65,935	80,463	14,528	22.0%
Income from operations	$21,769	$33,647	$11,878	54.6%

(2) Includes stock-based compensation expense of $2,368 and $3,106 for the nine months ended September 30, 2007 and 2008, respectively.

ISS Business

	Nine months ended September 30,		Increase (decrease)
	2007	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$84,970	$106,790	$21,820	25.7%
Operating costs and expenses:
Cost of revenues	34,447	42,459	8,012	23.3%
Research and development	4,776	10,487	5,711	119.6%
Selling and marketing	12,779	13,440	661	5.2%
General and administrative	10,651	13,381	2,730	25.6%
Depreciation and amortization of property and equipment	1,906	2,937	1,031	54.1%
Amortization of intangible assets	13,728	16,310	2,582	18.8%
Loss on disposal of fixed assets	—	83	83	—
Total operating costs and expenses(3)	78,287	99,097	20,810	26.6%
Income from operations	$6,683	$7,693	1,010	15.1%

(3) Includes stock-based compensation expense of $1,587 and $4,516 for the nine months ended September 30, 2007 and 2008, respectively.

The following table provides information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Nine months ended September 30, 2007		Nine months ended September 30, 2008
		% of		% of
		Total		Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$108,374	62.8%	$135,887	61.5%	$27,513	25.4%
Europe, Middle East and Africa (EMEA)	52,700	30.5%	72,179	32.7%	19,479	37.0%
Asia	11,600	6.7%	12,834	5.8%	1,234	10.6%
Total	$172,674	100.0%	$220,900	100.0%	$48,226	27.9%

RiskMetrics Business

	Nine months ended September 30, 2007		Nine months ended September 30, 2008
		% of		% of
		Total		Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$42,104	48.0%	$52,203	45.7%	$10,099	24.0%
Europe, Middle East and Africa (EMEA)	38,200	43.6%	53,800	47.1%	15,600	40.8%
Asia	7,400	8.4%	8,107	7.2%	707	9.6%
Total	$87,704	100.0%	$114,110	100.0%	$26,406	30.1%

ISS Business

	January 12, 2007 to September 30, 2007		Nine months ended September 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$66,270	78.0%	$83,684	78.4%	$17,414	26.3%
Europe, Middle East and Africa (EMEA)	14,500	17.1%	18,379	17.2%	3,879	26.8%
Asia	4,200	4.9%	4,727	4.4%	527	12.5%
Total	$84,970	100.0%	$106,790	100.0%	$21,820	25.7%

Set forth below is a discussion of our results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008.

Revenues. Consolidated revenues increased from $172.7 million for the nine months ended September 30, 2007 to $220.9 million for the nine months ended September 30, 2008, or 27.9%. Revenue growth was driven by a 30.1% increase in the RiskMetrics business and 25.7% increase in the ISS business. In addition, ISS revenue growth was impacted by a $9.9 million increase in CFRA revenue due to the inclusion of seven additional months of CFRA revenue in 2008, the inclusion of 11 additional days in the nine months ended September 30, 2008 and organic revenue growth in the Governance Services and Financial Research and Analysis product lines.

RiskMetrics revenues increased from $87.7 million for the nine months ended September 30, 2007 to $114.1 million for the nine months ended September 30, 2008, or 30.1%. The $26.4 million increase in revenues was primarily due to a $24.9 million, or 33.2%, increase in revenues from our Market Risk products.  The increase in revenues from Market Risk Products was due to a 38.9% increase in revenues from RiskManager due to strong sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services.  As a percentage of total revenues, revenues from our Market Risk products and services increased from 85.6% for the nine months ended September 30, 2007 to 87.6% for the nine months ended September 30, 2008.  Revenue growth was also driven by a 24.0% increase in the Americas region and a 40.8% increase in the EMEA region driven by strong sales of RiskManager in these regions due to, among other things, increased investor demand and the need for financial services firms to comply with regulatory requirements.

ISS revenues increased from $85.0 million for the period from January 12, 2007 to September 30, 2007 to $106.8 million for the nine months ended September 30, 2008, or 25.7%. During the period from January 1 to January 11, 2007, ISS recognized revenues of $3.3 million. Had these eleven days of revenue been included in the nine months ended September 30, 2007, revenue would have been $88.3 million, an increase of 20.9% as compared to the nine months ended September 30, 2008. All the information provided in the remainder of this paragraph reflects the inclusion of the revenues for this 11-day period. The increase in revenues was primarily due to a $13.4 million increase in revenue from our Financial Research and Analysis products and services which increased from $24.0 million to $37.4 million, or 55.8%, due to a $9.9 million increase in CFRA revenue, which was acquired on August 1, 2007, and growth from our Corporate and Compensation Advisory Services, ES&G and M&A Edge products. Revenues from our Governance Services products increased 7.9% from $64.3 million to $69.4 million due to increased revenue in all proxy research and voting services. Governance services revenue accounted for 65.0% of total revenue for the nine months ended September 30, 2008 compared to 72.8% in the prior year.

Operating costs and expenses.  Consolidating operating expenses increased from $144.2 million for the nine months ended September 30, 2007 to $179.6 million for the nine months ended September 30, 2008, or 24.5%. The increase in operating expenses was due to the acquisition of CFRA, increased compensation expense of $16.4 million, increased stock-based compensation of $3.7 million, including $1.8 million of IPO charges, as well as increased amortization, travel, data, occupancy, foreign currency costs, accounting and consulting costs. As a percentage of revenue, operating expenses decreased from 83.5% to 81.3% due to increased economies of scale partially offset by increased amortization and stock-based compensation expense.

RiskMetrics operating expenses increased from $65.9 million for the nine months ended September 30, 2007 to $80.5 million for the nine months ended September 30, 2008, or 22.0%. The increase was mainly due to increased compensation costs of $6.7 million related to higher headcount, bonus accrual and commission increases, as well as increased data, occupancy, foreign currency costs, and accounting insurance and consulting costs. As a percentage of revenues, operating expenses decreased from 75.2% to 70.5% due to increased economies of scale.

ISS operating expenses increased from $78.3 million for the period from January 12, 2007 to September 30, 2007 to $99.1 million for the nine months ended September 30, 2008, or 26.6%. The increase in operating expenses was primarily due to increased compensation costs of $9.7 million (including CFRA), operating expenses of CFRA, increased amortization expense of $2.6 million, a $2.9 million increase in stock-based compensation expense, increased occupancy costs and the inclusion of 11 additional days in the 2008 period. As a percentage of revenues, operating costs and expenses increased from 92.1% to 92.8% primarily due to increases in stock-based compensation, amortization expense and investment in research and development related to governance service products and platforms.

Cost of revenues.  Consolidated cost of revenues increased from $56.7 million for the nine months ended September 30, 2007 to $69.4 million for the nine months ended September 30, 2008, or 22.4%. As a percentage of revenues, cost of revenues decreased from 32.8% to 31.4%. The increase in cost of revenues resulted primarily from increased compensation, including stock-based compensation of $1.8 million, increased data costs and increases at ISS as a result of CFRA costs which historically has a higher cost of revenue, partially offset by increased margins in the RiskMetrics business.

RiskMetrics cost of revenues increased from $22.2 million for the nine months ended September 30, 2007 to $26.9 million for the nine months ended September 30, 2008, or 21.2%. The increase was primarily due to increased compensation costs and a $1.2 million increase in third- party data costs due to the increased breadth of product offerings.  As a percentage of revenues, Risk cost of revenues decreased from 25.3% to 23.6% due to increased economics of scale.

ISS cost of revenues increased from $34.4 million for the period from January 12, 2007 to September 30, 2007 to $42.5 million for the nine months ended September 30, 2008, or 23.3%. The increase was primarily due to CFRA costs, compensation costs, an increase in stock-based and increased occupancy costs.  As a percentage of revenues, ISS cost of revenues decreased from 40.5% to 39.8%.

Research and development expenses.  Consolidated research and development expenses increased from $22.5 million for the nine months ended September 30, 2007 to $32.1 million for the nine months ended September 30, 2008, or 42.9%. As a percentage of revenues, research and development expenses increased from 13.0% to 14.5% primarily due to increased compensation costs, including stock-based compensation and increased investment in research and development related to governance service products and platforms.

RiskMetrics research and development expenses increased from $17.7 million for the nine months ended September 30, 2007 to $21.6 million for the nine months ended September 30, 2008, or 22.2%. The increase was primarily due to increased employee compensation costs related to the continued investment in market risk product development.

ISS research and development expenses increased from $4.8 million for the period from January 12, 2007 to September 30, 2007 to $10.5 million for the nine months ended September 30, 2008, or 119.6%. The increase was primarily due to increased compensation costs an increase in stock-based compensation, CFRA costs and investment in research and development related to governance service products and platforms.

Selling and marketing expenses.  Consolidated selling and marketing expenses increased from $25.3 million for the nine months ended September 30, 2007 to $27.5 million for the nine months ended September 30, 2008, or 8.7%. As a percentage of revenues, selling and marketing expenses decreased from 14.7% to 12.5% due to synergies achieved from the integration of the Company’s global sales force and lower marketing expenses as a percentage of revenues.

RiskMetrics selling and marketing expenses increased from $12.5 million for the nine months ended September 30, 2007 to $14.1 million for the nine months ended September 30, 2008, or 12.3%. The increase was primarily due to increased commissions as a result of the increase in sales.

ISS selling and marketing expenses increased from $12.8 million for the period from January 12, 2007 to September 30, 2007 to $13.4 million for the nine months ended September 30, 2008, or 5.2%. The increase was primarily due to the inclusion of CFRA costs in 2008, increased compensation, and stock-based compensation.

General and administrative expenses.  Consolidated general and administrative expenses increased from $20.8 million for the nine months ended September 30, 2007 to $27.7 million for the nine months ended September 30, 2008, or 33.0%. As a percentage of revenues, general and administrative expenses increased from 12.1% to 12.5% due to increased occupancy costs, increased compensation costs and accounting, insurance and consulting costs as a result of being a public company.

RiskMetrics general and administrative expenses increased from $10.2 million for the nine months ended September 30, 2007 to $14.3 million for the nine months ended September 30, 2008, or 40.7%. The increase was primarily due to an increase in occupancy costs, employee compensation and accounting, insurance and consulting costs as a result of being a public company.

ISS general and administrative expenses increased from $10.7 million for the period from January 12, 2007 to September 30, 2007 to $13.4 million for the nine months ended September 30, 2008, or 25.6%. The increase was primarily due to increased compensation and increased stock-based compensation expenses and CFRA costs.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased from $5.2 million for the nine months ended September 30, 2007 to $6.4 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in capital expenditures for leasehold improvements and computers to support the Company’s increased headcount and facilities expansion.

Amortization of intangible assets.  Amortization of intangible assets increased from $13.7 million for the nine months ended September 30, 2007 to $16.3 million for the nine months ended September 30, 2008 primarily from our acquisition of CFRA on August 1, 2007 and purchase of an intangible asset in the fourth quarter of 2007.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense decreased from $26.2 million for the nine months ended September 30, 2007 to $21.3 million for the nine months ended September 30, 2008.  This decrease in expense was due to decreased interest expense (net of amortization) and increased interest income as a result of reduced debt borrowings and increased cash balances during 2008.  In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the nine months ended September 30, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 39.1% for the nine months ended September 30, 2008 as compared to an effective rate of 46.8% for the comparable prior year period. The effective rate changed mainly due to a decrease in non-deductible stock-based compensation expense and increased pre-tax income. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $151.7 million and $27.5 million, respectively.  In January 2008, we completed an initial public offering of our common stock.  Our net proceeds from the offering, including the exercise of the underwriters’ allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which we utilized $125.0 million to repay in full our second lien term loan facility. We believe our existing cash and cash equivalents, our cash flow from operating activities and availability under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $11.0 million to $12.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, future acquisitions of businesses and investments in our own business. To the extent our liquidity sources are insufficient to fund our future activities we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms.

Cash Flows

Our cash flow tends to be lower in the beginning of each year due to bonuses and commissions paid during this period. As a result, we typically generate more cash flows from operations during the second half of the year than during the first half of the year.

Cash flows from operating activities increased by $41.5 million in the nine months ended September 30, 2008 compared to 2007 due to increased net income and increased contribution from working capital.   Operating activities for the nine months ended September 30, 2008 provided cash of $58.8 million primarily reflecting net income of $12.2 million plus stock-based compensation of $7.6 million, depreciation and amortization of $25.9 million, a $7.2 million increase in accrued expenses, a $1.8 million net increase in deferred revenue and accounts receivable and a $6.3 million net increase from taxes.  Cash flow from operations in 2008 was negatively impacted by $1.3 million of cash used for a debt pre-payment penalty fee and $1.4 million for an interest rate swap settlement in connection with the pre-payment of debt in 2008.  Operating activities for the nine months ended September 30, 2007 provided cash of $17.3 million primarily reflecting net income of $1.2 million plus depreciation and amortization of $20.0 million, plus stock-based compensation of $4.0 million partially offset by a $3.8 million decline in accrued expenses due to bonus payments.

Investing activities for the nine months ended September 30, 2008 used cash of $6.7 million, primarily due to capital expenditures of $5.8 million and the purchase of an intangible asset. Investing activities for the nine months ended September 30, 2007 used cash of $463.3 million, primarily due to the acquisitions of ISS and CFRA, which included the liquidation of investments that provided us $68.1 million of cash, as well as capital expenditures of $6.1 million.

Financing activities for the nine months ended September 30, 2008 provided cash of $74.4 million as a result of $197.4 million raised from our initial public offering and $5.7 million from stock option proceeds, partially offset by $132.1 million in debt payments. Financing activities for the nine months ended September 30, 2007 provided cash of $431.8 million as a result of proceeds received from the incurrence of $440.0 million of indebtedness in connection with the acquisitions of ISS and CFRA and $5.4 million in stock option proceeds, partially offset by $10.1 million in debt issuance costs.

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

In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of September 30, 2008, the interest rate swaps had notional principle amounts of $279,938 and a fair value liability of $9,865. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.37% during the nine months ended September 30, 2008. The interest rate on the Company’s debt was reduced by 25 basis points in April 2008 due to a reduction in the Company’s consolidated debt-leverage ratio.  The variable benchmark interest rates on Eurodollar based loans associated with these instruments ranged from 2.7% to 4.8% during the nine months ended September 30, 2008.

In January 2008, we utilized a portion of proceeds from our initial public offering to prepay the entire outstanding indebtedness under our second lien term loan which amounted to $125.0 million. In addition, we paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement. In conjunction with the repayment of our second loan lien, we wrote-off debt issuance costs of $2.4 million and reduced the notional amount of our interest rate swap by $19.3 million which resulted in additional expense of $1.4 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we paid an excess cash flow principal payment of $6.4 million for our first lien term loan, as required by the credit facility. The next principal debt payment of $0.7 million is due on June 30, 2009.

As of September 30, 2008, we were in compliance with our credit agreements, and we are not aware of any future events or transactions that will impact such compliance.

Commitments

In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of September 30, 2008:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including estimated interest	$390,874	$21,953	$46,243	$45,403	$277,275
Operating leases	23,859	6,371	11,636	5,681	171
Purchase obligation for data	9,904	7,163	2,741	—	—
Deferred purchase price obligation(1)	1,164	211	453	500	—
Total (2)	$425,801	$35,698	$61,073	$51,584	$277,446

(1)                                  Obligation relates to prior acquisitions made by ISS.

(2)                                  Does not include $1,757 of liabilities for uncertain tax liabilities.  The timing of future cash flows associated with our liabilities for uncertain tax positions is highly uncertain and we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

Related Party Transaction

In May 2008, we entered into a contract for the sale of Market Risk products to Duff Capital Advisors. Philip Duff, a director of the Company, is the founder, CEO and General Partner of Duff Capital Advisors. The contract was entered into in the normal course of business on terms that we believe are consistent with (and not preferential to) those provided to our other clients. We recognized $252 and 422 in revenue from the Duff Capital Advisors contract for the three and nine months ended September 30, 2008, respectively.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. US GAAP required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 on January 1, 2008 but did not elect the fair value option for any qualifying financial instruments presented in the consolidated financial statements.

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

Interest Rate Sensitivity

To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of September 30, 2008, the interest rate swaps had notional amounts of $279,938 and a fair value liability of $9,865. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.37% during the nine months ended September 30, 2008. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the nine months ended September 30, 2008 by approximately $2,532.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At September 30, 2008, we had translation exposure to various foreign currencies including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollar currencies. The net potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates partially offset by a corresponding appreciation of the US dollar, as of September 30, 2008, amounts to $2,160.

We primarily invoice our clients in U.S. dollars; however, we also invoice clients in Euro, Sterling, Canadian Dollar, Japanese Yen and a limited number of other non-U.S. dollar currencies. As such, the fluctuations in such currencies could impact our operating results.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the our disclosure controls and procedures as of September 30, 2008 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)           Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

We are not presently involved in any legal proceedings which we believe would have a material adverse effect on our consolidated financial statements. However, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

Item 1A. Risk Factors

With the exception of material changes to the following previously disclosed risk factor, there have been no other material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2007 Form 10-K.

Our revenues and earnings depend substantially upon conditions in the financial services industry, and a significant or prolonged downturn in the financial services industry could decrease demand for our products and services.

Our revenues are principally derived from the provision of risk management and corporate governance products and services to the financial services industry.  The vast majority of our business involves the sale of products and services to clients in the financial services industry including asset managers, banks, insurance companies, hedge funds, pension funds as well as professional organizations that serve the financial services industry.  The global financial markets have been adversely impacted by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, currency exchange fluctuations and new legal and compliance requirements.  These market conditions and the reduced business activity have had a negative impact on a number of our clients and could negatively impact our future revenues due to the potential for declining sales and renewal rates.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 5th day of November, 2008.

RiskMetrics Group, Inc.

/s/ M. ETHAN BERMAN
M. Ethan Berman
Chief Executive Officer