Form 10-K
period 2008-12-31
RiskMetrics Group Inc
filed 2009-02-27
CIK 1295172

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on June 30, 2008 was approximately $464,635,794.

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 24, 2009 was:

Class	Outstanding
Common stock $.01 par value	61,482,922

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which will be filed not later than 120 days after the close of our year ended December 31, 2008.

RiskMetrics Group
Index to Form 10-K

        Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, references to "we," "us," "our" or the "company" refer to RiskMetrics Group, Inc and its subsidiaries. References to "RiskMetrics" refer only to our subsidiary, RiskMetrics Solutions, Inc. and its subsidiaries, references to "ISS" refer only to our subsidiary Institutional Shareholder Services Inc. and its subsidiary.

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

Item 1.    Business

Our Company

        RiskMetrics Group is a leading provider of risk management and corporate governance products and services to participants in the global financial markets. We enable clients to better understand and manage the risks associated with their financial holdings, to provide greater transparency to their internal and external constituencies, to satisfy regulatory and reporting requirements and to make more informed investment decisions. Our offerings address multiple asset classes, markets and geographies and are sold to a diverse client base including asset managers, hedge funds, pension funds, banks, insurance companies, financial advisors and corporations. As of December 31, 2008, we had approximately 3,400 clients located in 56 countries. Among our clients are 69 of the 100 largest investment managers, 42 of the 50 largest mutual fund companies and 41 of the 50 largest hedge funds, in each case measured by assets under management.

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

        RiskMetrics.    The RiskMetrics segment is a leading global provider, as measured by revenues, of multi-asset, position-based risk and wealth management products and services. We provide our clients with comprehensive, interactive products and services that allow them to measure and quantify portfolio risk across security types, geographies and markets. Our flagship RiskManager mark-to-market risk system integrates consistently-modeled market data with our widely adopted analytical models and robust processing capabilities to address our clients' risk reporting requirements. Our clients generally license RiskManager as a secure, interactive web-based application service or as a fully-outsourced risk reporting service. In similar fashion, we provide clients with solutions based on credit-event risk (through our CreditManager application) as well as proposal-generated solutions for financial advisors at private banks (through our WealthBench application). The breadth, performance and scalability of our hosted systems are the result of nearly a decade of investment in research and development, which we believe provides us with a significant competitive advantage. On October 3, 2008, in order to expand our suite of solutions to further address client needs in the area of multi-asset performance attribution, we acquired Applied4 Technology Ltd. RiskMetrics serves a diverse group of approximately 600 clients worldwide.

        ISS.    ISS is a leading provider, as measured by revenues, of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world. Through ISS, which we acquired on January 11, 2007, we provide our clients with a fully-outsourced proxy research, voting and vote reporting service to assist them with their proxy voting responsibilities. Through our web-based delivery platform, clients can access our in-depth research reports and proxy voting recommendations. We offer both global security coverage and a comprehensive proxy voting solution, from policy creation to comprehensive research, vote recommendations, reliable vote execution, post-vote disclosure and reporting and analytical tools. Our Financial Research and Analysis products also provide our clients with research reports and analytical tools covering many investment criteria that have become increasingly important to investors, including companies' environmental, social and governance attributes and accounting and compensation practices. On August 1, 2007, in order to further supplement the Financial Research and Analysis product and service offerings of the ISS business, we acquired the Center for Financial Research and Analysis ("CFRA"), a forensic accounting research firm. ISS serves approximately 2,800 clients.

        We sell our products and services primarily on an annual subscription basis and generally receive upfront subscription payments from our clients. As of December 31, 2008 our annualized contract value ("ACV") was approximately $286.0 million. For the year ended December 31, 2008, we generated approximately 93.9% of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. In addition, during the year ended December 31, 2008, we had a renewal rate of approximately 86.3%. Our products and services are generally priced based on the access to our applications and services, including volume of data, research, voting and reports purchased. Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client. Refer to "Selected Consolidated Financial Data", for a further discussion regarding annualized contract value, recurring revenue and renewal rate.

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

        We serve our global client base through a network of 19 offices in 11 countries. For the year ended December 31, 2008, approximately 39% of our revenues were generated from clients outside the Americas.

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

        On August 1, 2007, we completed the acquisition of CFRA. CFRA was founded in 1994 and provides forensic accounting risk research, legal and regulatory risk assessment, due diligence and educational products and services. Our acquisition of CFRA further increased the range of specialized financial research and analysis products and services that we are able to offer to our clients.

        In January 2008, we completed our initial public offering of 14,000,000 shares of our common stock, which included 4,035,816 shares sold by selling stockholders. We did not receive any proceeds from the sale of the shares by the selling stockholders. In addition, we granted the underwriters an option to purchase a maximum of 2,100,000 additional shares of common stock from us to cover over-allotments, which was exercised in full in January 2008. Our net proceeds from the offering, including the exercise of the underwriters' allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses.

        On October 3, 2008 we acquired all of the outstanding stock of Applied4 Technology Ltd. ("Applied4") for approximately $1.8 million in cash. Additional purchase price consideration of between approximately $1.4 million and $1.7 million may be paid for the acquisition of Applied4 if certain earning targets are achieved during 2009 through 2011. The purpose of this acquisition was to broaden the performance attribution analytical tools we can offer our clients.

        In 2008, we recorded a non-cash impairment charge for goodwill and intangible asset totaling $160.1 million as a result of the Company' annual goodwill and indefinite-lived intangible asset impairment review. The impairment charge included a $154.2 million write-down to ISS goodwill primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. In addition, the impairment charge also included a $5.9 million writedown to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life.

        On February 13, 2009, we signed a definitive stock purchase agreement to acquire Innovest Strategic Value Advisors for approximately $16 million in cash, subject to working capital adjustments. Headquartered in New York, Innovest is a leading provider of sustainability research for the institutional investment community. The purpose of this acquisition is to enhance the product offerings and services we may offer our customers in assessing risk within the environmental, social and governance sectors. The acquisition is expected to close March 2, 2009.

Our Growth Strategy

        We intend to continue to develop and sell products and services that enable investors to make more informed investment decisions, monitor and comply with exposure and risk limits, provide greater transparency to both internal audiences and external constituencies and meet regulatory and reporting requirements. Most of our clients are in the financial services industry. In 2008, stock market volatility and lack of available credit led to the closure or consolidation of a number of our clients. We expect these 2008 events to impact our financial results, including our renewal rate and new sales growth in the near term.

        The major components of our growth strategy are as follows:

1)    Increase Sales to Existing Clients.

        We plan to broaden our relationships with our clients in the following ways:

  •
  Provide additional data, research and analytical products and services.    We continue to expand RiskMetrics' coverage of asset classes and its library of analytical models in response to our clients' needs. This expansion has allowed us to sell more data, applications and services to our clients. Similarly, as ISS increases its global research coverage and develops new issue-specific research products and services, we expect to continue to increase our product subscriptions through volume-based expansion of proxy research and voting services and by providing additional financial research and analytical products and services.

  •
  Offer more products and services.    Our clients increasingly rely on us for more fully-outsourced risk management services. A significant percentage of our new sales to existing clients have involved fully-outsourced offerings. We expect this trend to continue and have invested in the scalable technology and data infrastructure necessary to support our outsourced products and services. In the year ended December 31, 2008, approximately half of our new subscription annualized contract value resulted from sales to existing customers. Further, our average contract value has significantly increased over the last five years.

  •
  Leverage our sales force.    As of December 31, 2008, we had a global sales force of approximately 67 employees in 11 offices worldwide. We believe that our sales force, which has been integrated to sell RiskMetrics and ISS products, will allow us to cross-sell our suite of products and services to our combined client base. In particular, we expect to sell more products and services to our existing clients as we work with more business groups or units within their organizations as a result of our expanded suite of risk and governance products and services.

2)    Expand our Client Base.

        We plan to continue to pursue the following initiatives to further expand our client base:

  •
  Sell our portfolio risk reporting products and services to new clients.    Despite the growth of our RiskMetrics business, the market for outsourced risk reporting is relatively new and many financial institutions continue to rely on in-house risk management products and services. We believe that, over time, many of these institutions will choose to integrate our fully-outsourced risk reporting management and analysis systems to reduce costs and improve functionality.

  •
  Sell our Governance Services and Financial Research and Analysis offerings to new clients.    We believe that additional opportunities exist with respect to institutional investors who currently conduct research and vote their proxies themselves. Additionally, we believe there is an opportunity to increase our penetration among front office portfolio managers, whom we have not traditionally targeted, by selling them our financial research and analysis products and services.

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

        We have evidenced a strong track record of adding new clients. For the year ended December 31, 2008, we added over $72.4 million in ACV, of which approximately $30.4 million was from new clients.

3)    Enhance and Extend our Products and Services.

        We plan to continue to augment our suite of risk management and corporate governance products and services in the following ways:

  •
  Enhance our product capabilities.    RiskMetrics has broadened its coverage of asset classes, enhanced its analytical models and launched three major upgrades of its entire risk services product suite. Additionally, ISS has broadened its research coverage and introduced new governance and research products, including M&A Edge. We intend to continue to develop new products that enable our clients to measure and manage many elements of risk by broadening the scope of our product and service offerings.

  •
  Extend our service offerings.    We have continuously upgraded the features, functionality and scalability of our infrastructure in order to offer our clients additional fully-outsourced risk reporting and electronic proxy voting services. We believe that this continued investment will allow us to continue to improve our outsourcing capabilities.

  •
  Selectively pursue acquisitions.    In 2008, we supplemented our internal product and service development efforts with our acquisition of Applied4. As a result, we have entered into the multi-asset class performance attribution business with the purpose of building strategic value onto our existing product platform. Also, in February 2009 we agreed to acquire Innovest which will enhance the product offerings and services we may offer our customers in assessing risk within the environmental, social and governance sectors. We intend to continue to selectively pursue acquisition opportunities to complement our product and service offerings to provide the most comprehensive risk management offerings to our clients.

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

Business Segments, Products and Services

        We divide our business operations into two segments: RiskMetrics and ISS. We acquired ISS on January 11, 2007. We have included in the table below revenue data for ISS prior to its acquisition because the ISS business represents a significant amount of our current and expected future revenues. The table below shows revenue by business segment for each of the past three years:

	For the years ended December 31,
Revenue by Segment	2006	2007	2008
RiskMetrics(1)	$101,236	$121,126	$154,626

Revenue Growth		19.6%	27.7%
ISS(2)	$103,269	$119,175	$141,767

Revenue Growth		15.4%	19.0%

    (1)
    RiskMetrics revenue growth was impacted by the termination of a JPMorgan online service agreement on April 30, 2006. For the year ended December 31, 2006 we derived $4.3 million of revenue, from the JPMorgan online services agreement.

    (2)
    ISS revenue in 2007 does not include $3.3 million in revenue generated by ISS from January 1, 2007 through January 11, 2007. In addition, ISS revenue growth in 2007 was impacted by the acquisition of CFRA on August 1, 2007.

        Business segment revenue, segment income from operations and assets attributable to foreign and domestic operations are set forth in Note 18 of the Notes to the Consolidated Financial Statements, included herein.

RiskMetrics Segment

Overview

        RiskMetrics is a leading provider of multi-asset, position-based risk and wealth management products and services to global asset managers, hedge funds, banks, insurance companies, pension funds and wealth managers. We provide our clients with access to customizable applications, interactive analytics and risk reports based on comprehensive and consistently-modeled market data that are fully- integrated with their holdings. We believe that our comprehensive approach to analyzing multi-asset portfolios and our ability to fully integrate with our clients' holdings enable us to provide products and services which are an integral and essential part of our clients' portfolio risk management systems. These products and services provide timely and actionable insights into the market and credit risks of clients' portfolios.

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

        The pricing model for our RiskMetrics products and services is primarily subscription-based, typically for a period of one year. Depending upon the solution offering, our RiskMetrics products and services are available through a variety of delivery options, including hosted web-based applications, fully- outsourced managed services, local installation and on a component-by-component basis.

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

        During 2008, our Market Risk offerings accounted for approximately 87% of RiskMetrics' revenue. Our Market Risk products and services consist of RiskManager and its related services, HedgePlatform and DataMetrics. Although we sometimes sell our data on a stand alone basis, our data are usually embedded in our products and services.

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

        RiskManager incorporates three primary components: delivery mechanisms, a services platform and the core risk elements, as shown in the following diagram:

        Delivery Mechanisms—Our delivery mechanisms enable our clients to access risk analyses and reports in one of three methods: as an interactive web-based application operated in a self-directed fashion, as a fully- outsourced or managed service offering in which RiskMetrics utilizes the system on behalf of the client, or as a web service in which a client's systems access our core risk elements by connecting directly to our systems. Each of these methods involves varying degrees of interaction with the key components of our system. When accessed as a web-based application, clients have complete control over when and how often they upload positions and holdings into the system application. Clients can create their own ad hoc analysis, build dynamic "what-if" scenarios, design custom reports for immediate use, run intra-day pre-trade tests and schedule their own overnight data processing and report generation. As a fully-outsourced or managed service, we configure the services platform to create a customized risk reporting service for our clients. In doing so we take on the additional responsibility of uploading the client's positions and holdings from the client's internal systems, fund administrator, broker or custodian, schedule and direct the running of all risk analyses, and produce risk reports our clients use for their internal and external requirements.

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

HedgePlatform

        HedgePlatform is a reporting service allowing clients that invest in hedge funds, including funds of funds, pension funds and endowments, to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies. We collect position-level information from hedge funds on a monthly basis and provide our clients with a risk report for each individual hedge fund in which they invest as well as an aggregate risk report for their overall portfolio of hedge funds. Our clients who use RiskManager to measure the risk of their own holdings can further integrate the positions collected via our HedgePlatform service to allow computation of risk across their entire portfolio but retains the proprietary nature of the underlying hedge fund holdings. HedgePlatform reports include statistics such as exposure (long, short, net and gross), sensitivities, scenario analysis, stress tests and VAR analysis.

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

ISS Segment

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

        We provide proxy services to institutional investors globally. We are the largest proxy advisory firm that offers a fully-integrated, end-to-end proxy voting service, including policy creation, comprehensive research, vote recommendations, reliable vote execution and reporting and analytical tools. Although some of our Proxy Research and Voting clients purchase our proxy research on a stand-alone basis, the vast majority purchase a comprehensive research and voting product. In 2008, we issued proxy research and vote recommendations for more than 45,000 shareholder meetings across 110 countries and voted, on behalf of our clients, 7.6 million ballots representing over 1.3 trillion shares. We believe these amounts are substantially more than any of our competitors. During 2008, Governance Services accounted for approximately 66% of ISS revenues.

        We also offer Financial Research and Analysis products and services designed to assess the overall financial health of companies by analyzing the investment implications of companies' accounting policies, legal and regulatory exposure, environmental, social and governance practices, mergers and acquisitions initiatives and compensation plans. Our product and service offerings are provided primarily to portfolio managers for investment analysis, to corporations to monitor compliance with corporate governance practices and to professional services organizations to support due diligence efforts. These offerings are either bundled with other services or sold on an individual basis and allow investors to add specialized, qualitative analysis to more traditional research used in the investment decision-making process. During 2008, Financial Research and Analysis accounted for approximately 34% of ISS revenues.

Governance Services

        We categorize our Governance Services products and services into three distinct categories: Proxy Research and Voting, Global Proxy Distribution Services and Securities Class Action Services.

Proxy Research and Voting

        Through our Governance Analytics platform, we provide our clients with vote recommendations, comprehensive analyses and online voting capabilities that enable users to make informed decisions about how to vote on all items with respect to each shareholder meeting agenda that we cover, execute their votes and monitor and track their votes for reporting purposes. Our Proxy Research and Voting staff currently operates out of numerous offices around the world, providing a global network of local expertise. In 2009, we plan to deliver a new proxy voting platform which will help provide a more effective product for our clients and allow us to achieve headcount and operational efficiencies.

        The following diagram illustrates our Proxy Research and Voting services and how they integrate into the flow of the proxy process:

        Proxy Research.    We provide research coverage on over 6,900 U.S.-based companies and approximately 25,900 non-U.S. companies. Our standard global coverage includes Morgan Stanley EAFE stocks, FTSE All-Share and TSE 300 listings, selected Goldman Sachs/FTA securities; the first section of the Tokyo Stock Exchange, selected sponsored ADRs from a broad range of countries as well as securities in emerging markets. The size, breadth and experience of the research team allows ISS to maximize an in-depth understanding of local business practices, proxy voting requirements, language and culture across most developed corporate governance markets globally.

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

        Utilizing our Governance Analytics platform, our integrated platform for proxy voting and research as well as our Financial Research and Analysis products, proxy administrators and investment managers are able to access timely governance data and ensure efficient and reliable vote execution in a highly automated fashion. Our vote reporting lets our clients stay informed and empowered with accurate and timely information, including full vote audit trails and intra-day updates of all fund, meeting and agenda information. In addition to daily audits and detailed vote reconciliation, we conduct automated end-of-day production checks to ensure all votes are executed accurately.

        Our account representatives and voting operations professionals worldwide provide expert guidance and dedicated support to make sure all clients' votes are cast in accordance with their established proxy guidelines. In addition, we have a Straight Through Processing, or STP, arrangement with Broadridge Financial Solutions with respect to U.S. and global ballots. This STP arrangement allows for ballots to be received and proxy votes to be made electronically minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in manual processes. This STP arrangement and other arrangements with third party ballot distributors and custodians have allowed our number of ballots processed to increase from 2.0 million in 2000 to 7.6 million in 2008.

        Vote Disclosure is a cost-effective proxy voting solution to help U.S. investment companies comply with the SEC disclosure rules and give shareholders easy access to institutional voting records. For users of this service, we collect report and record the information required by the SEC in the Form N-PX and provide users with reports and a personalized easily navigable web site for public vote and proxy policy disclosure.

Global Proxy Distribution Services ("GPD")

        Our GPD service offers a complete global proxy distribution solution to custodian banks for non-U.S. securities through a single independent platform. GPD provides for the efficient distribution and voting of proxies giving clients the ability to review and download detailed meeting information and individualized account information. GPD also provides online access to customized record-keeping and reporting across all custodians and sub-custodians.

Securities Class Action Services ("SCAS")

        We deliver a complete class action monitoring and claims filing service to institutional investors who have potential recovery rights in class action lawsuits. We provide a comprehensive securities litigation database, including up-to-date case information and detailed historical class action data, and provide fully-outsourced notification, tracking and claims filing services to our institutional clients. Our arrangements with claims administrators and law firms around the world enable us to advise on new developments in global markets and streamline the filing process.

        SCAS offers more detailed portfolio specific views of cases and settlements with an online report library that allows clients to keep track of the complete securities class action lifecycle from when a case is first identified until payment is disbursed. Securities class action data provided to our clients include class periods, settlement dates, status reports, award amounts, claim deadline dates, claims administrator details and pertinent related data.

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

Our Clients

        We have a global footprint, which allows us to support our highly-diversified client base across numerous geographies with in-depth analysis based on local knowledge. No client represented more than 1% of our revenues during the year ended December 31, 2008 and our top 20 clients represented less than 11% of revenues. Our client base is geographically diverse as well, with 39% of our revenues during the year ended December 31, 2008 generated from clients located outside of the Americas.

        As of December 31, 2008, RiskMetrics' annualized contract value by client type was distributed approximately as follows: 57% asset management; 22% alternative investment managers; 15% commercial and investment banking and trading; and 6% corporate, professional services and other. As of December 31, 2008 our clients in the Americas, EMEA and Asia, comprised approximately 58%, 36% and 6% of RiskMetrics' annualized contract value, respectively.

RiskMetrics

        Approximately 600 clients worldwide rely on us for their portfolio risk management needs. Our RiskMetrics clients include leading asset managers, hedge funds, pension funds, commercial and investment banks, central banks, insurance companies, private banks and regulators. The following table summarizes RiskMetrics revenue on a percentage basis by geographic region, based on the country in which the customer is located:

	For the years ended December 31,
RiskMetrics Revenue by Region	2006	2007	2008
Americas	52.1%	46.7%	45.6%
EMEA (Europe, Middle East and Africa)	39.0%	45.0%	47.3%
Asia	8.9%	8.3%	7.1%

Total	100%	100%	100%

ISS

        Approximately 2,800 organizations worldwide rely on ISS for their corporate governance, proxy voting and financial research and analysis needs. Clients of our financial research and analysis services generally include institutional investors, hedge funds, insurance underwriters and diversified financial institutions. We also provide our Financial Research and Analysis products and services to corporations and regulatory bodies worldwide. The following table summarizes ISS (which we acquired on

January 11, 2007) revenue on a percentage basis by geographic region, based on the country in which the customer is located:

	For the years ended December 31,
ISS Revenue by Region	2006	2007	2008
Americas	80.0%	77.6%	78.0%
EMEA (Europe, Middle East and Africa)	16.0%	17.4%	17.6%
Asia	4.0%	5.0%	4.4%

Total	100%	100%	100%

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

Our Industry and Market Opportunity

Industry

        In 2008, the global financial markets were adversely impacted by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, currency exchange fluctuations and new legal and compliance requirements. These market conditions and the reduced business activity have had a negative impact on a number of our clients and have resulted in a decline on renewal rates and new sales growth. However, we are exploring numerous other risk management opportunities around a view that in the aftermath of the financial crisis we will see more risk regulation in the financial industry going forward. In general, regulation has been a key driver to our business growth. In the event that the current financial crisis results in further regulation, we believe that such regulation could be a driver for growth in our business.

        As a result of increasing complexity of investment strategies, governments and regulatory authorities are increasing the requirements on financial services firms and investment firms to track and report risk as part of their daily operations. To satisfy their risk management needs, firms across the financial services industry have significantly increased their expenditures on portfolio risk management technologies. Financial services firms have traditionally developed these products and services through in-house information technology, or IT, and research and development staffs. However, the increasing scale and specialization needed to support multi-asset class portfolios and complex securities and strategies have, in many cases, caused these firms to turn to more comprehensive products and services from dedicated providers who can furnish more effective solutions than internal development teams. In addition, an increasing number of firms are utilizing risk management solutions from external vendors in order to provide the third party independent risk reports often demanded by their clients. We believe the current financial crisis may result in further regulation with respect to risk.

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

Market Opportunity

        Our target market is a cross-section of global financial services firms that includes asset managers, hedge funds, commercial and investment banks, pension funds and insurance companies. We also target other market participants, such as third-party advisors, corporations, underwriters and central banks. We believe that a number of key market trends are driving the growth of our business and increasing the value we can offer to our expanding client universe:

        Growing Global Financial Markets and Investment Portfolio Complexity.    The variety, complexity and geographic diversity of financial assets held by investors have expanded significantly, resulting in multi-asset class, multi-national portfolios often including derivatives and other structured products.

        Increasing Demand for Transparency.    RiskMetrics believes that the viability of the global financial community is founded upon transparency and trust. Investors increasingly need to document their risk profile on a regular basis for both internal audiences, such as risk committees, as well as external constituencies, such as limited partners and regulators. In order to satisfy these demands, comprehensive risk management has become an essential requirement. Furthermore, institutional investors have increasingly used their proxy voting power as a tool to motivate companies to demonstrate better accountability and transparency. We believe that as investors continue to demand greater transparency with respect to multiple dimensions of financial risk, demand for our comprehensive suite of risk management services will continue to grow.

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

Competition

        The competitive landscape for multi-asset class risk management and corporate governance and financial research and analysis products and services is characterized by a limited number of external third-party competitors. ISS competes with firms such as Broadridge Financial Solutions (which provides proxy voting services), Glass, Lewis & Co. (which provides research, voting recommendation and voting execution services) and Proxy Governance, Inc. (which provides research, voting recommendation and voting execution services). In addition, RiskMetrics competes with firms such as JP Morgan's Measurisk, BlackRock Inc.'s BlackRock Solutions unit, DST Systems Inc., Fimalac S.A.'s Algorithmics unit, Moody Corporation's KMV unit, MSCI Barra and SunGard Data Systems Inc. We also face competition from internal development at financial institutions and corporations. We compete in these markets primarily on the basis of brand recognition, market coverage, methodology and breadth of service offering.

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

        Research and development expenses amounted to $21,202, $31,142 and $41,593 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

        Many of ISS' clients outsource proxy voting and vote reporting to ISS. We have had success in meeting client requirements while also increasing our transactional volume through increased automation and by leveraging our operations center in Manila, Philippines, which has grown in the last five years to over 182 employees. This operations center reduces the operational cost per transaction and has been a key component of our success.

Sales, Marketing and Client Support

        We sell our products and services primarily through direct interaction with our clients. As of December 31, 2008, we had a sales force of 67 people in 11 offices around the world. Sales employees are compensated on a salary and commission basis.

        Our account management staff is composed of approximately 122 employees in 14 offices worldwide. Account managers are assigned to our clients based on geographic location and client type. Our account management team works closely with our clients to optimize our clients' use of our products and services, and we believe that our account management team's product knowledge and local presence differentiates us from our competition.

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

Employees

        Our employee base is comprised of talented people from diverse backgrounds. Some of our employees have extensive experience at prominent financial institutions and Fortune 500 companies. As of December 31, 2008, we had approximately 1,103 full time employees in 11 countries. During the proxy season (March to July), ISS typically retains approximately 100 temporary employees. We believe that we maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement.

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

        Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other document filed with the SEC.

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

Risks Relating to our Business

Our revenues and earnings depend substantially upon conditions in the financial services industry, and a significant or prolonged downturn in the financial services industry could decrease demand for our products and services.

        Recently, general worldwide economic conditions have experienced deterioration due to credit conditions resulting from the recent financial crisis affecting the banking system and financial markets and other factors including slower economic growth, concerns about valuations and decreased consumer confidence. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities. We cannot predict the timing or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may record charges related to restructuring costs and further impairments to goodwill and long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

        Our revenues are principally derived from the provision of risk management and corporate governance products and services to the financial services industry. The vast majority of our business involves the sale of products and services to clients in the financial services industry including asset managers, banks, insurance companies, hedge funds, pension funds as well as professional organizations that serve the financial services industry. The global financial markets have been particularly adversely impacted by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, currency exchange fluctuations and new legal and compliance requirements. These market conditions and the reduced business activity have had a negative impact on a number of our clients and could negatively impact our future revenues due to the potential for declining sales and renewal rates.

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

Our investments in recorded goodwill and other intangible assets as a result of prior acquisitions, including goodwill and other intangible assets resulting from our ISS and CFRA acquisitions could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

        We have goodwill and intangible assets of $457.0 million recorded on our balance sheet as of December 31, 2008. During 2008 we recorded a $160.1 impairment charge to goodwill and intangible assets primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008 and a reduction in the useful life of an ISS tradename. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in additional future impairments of goodwill which could be material to our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities or successfully run our businesses in the future.

        As of December 31, 2008 we have outstanding indebtedness of $290.6 million. The 2008 interest costs to service the remaining first lien debt were approximately $21.2 million. In addition, we are required to make quarterly principal payments of $0.7 million beginning on June 30, 2009 and re-pay the entire amount outstanding in December 2013. This indebtedness has created substantial demands upon our available cash to pay interest and future debt principal requirements. Our leverage and debt service obligations could have important consequences to you, including the following:

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

  •
  We may be vulnerable in the event of downturns and adverse changes in our businesses, in our industries, or in the economy generally, due to our debt service.

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

        We believe that success in our business will continue to be based upon our intellectual capital. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to ensure the growth of our operations. Despite the current market conditions, the market for highly skilled employees remains very competitive and we compete for talent with some of the largest financial institutions and corporations in the world.

        If we are unable to retain and recruit a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

We face competition that may cause price reductions or loss of market share.

        We are subject to competitive conditions in all aspects of our business. We are one of the largest providers of outsourced multi-asset class market risk management and the largest provider of outsourced proxy research and voting services. The competitive landscape for multi-asset class risk management and corporate governance and financial research and analysis products and services is characterized by a limited number of competitors. ISS competes with firms such as Broadridge Financial Solutions (which provides proxy voting services), Glass, Lewis & Co. (which provides research, voting recommendation and voting execution services) and Proxy Governance, Inc. (which provides research, voting recommendation and voting execution services). ISS also competes with local niche proxy voting and research providers in certain international markets. In addition, RiskMetrics competes with firms such as BlackRock Inc.'s BlackRock Solutions unit, DST Systems Inc., Fimalac S.A.'s Algorithmics unit, Moody Corporation's KMV unit, MSCI Barra and SunGard Data Systems Inc. We also face competition from:

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

        We currently obtain data for use in our products and services from a number of third-party vendors. Termination of one or more of our significant data agreements or exclusion from, or restricted use of a data provider's information could decrease the available information for us to use and offer our clients and may have a material adverse effect on our business, financial condition or results of operations. In addition, ISS relies on our data feed agreement with Broadridge Financial Solutions which allows for many ballots to be received and proxy votes to be made electronically, minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in the manual process. If our data feed agreement with Broadridge was terminated, we would have to incur significant expenses in order to input our clients' voting instructions directly into Broadridge's proprietary electronic voting systems and our business and results of operations would be materially adversely affected. Since we also compete with Broadridge in some markets with respect to providing certain aspects of proxy voting services, Broadridge may have an incentive not to renew our data feed agreement when its initial term expires or to offer renewal terms which we may deem unreasonable.

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

        Technological factors may affect our ability to deliver our products and services to our clients. We depend heavily on the capacity, reliability and security of our electronic delivery systems and the Internet. Access to our products and services and to data for our products and services, via the Internet involves security, availability, architectural compatibility and reliability risks. Our ability to effectively use the Internet may be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If failures, disruptions or slowdowns of our electronic delivery systems or the Internet occur, our ability to distribute our products and services effectively and to serve our clients may be adversely affected. If our products and services or the technology foundations upon which they are built and delivered, have design or implementation flaws, or otherwise malfunction and cause harm to clients or third parties, claims may be brought against us.

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

        The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients' businesses. In particular, as a registered investment advisor, our ISS subsidiary is subject to the requirements and regulations of the Investment Advisers Act of 1940. The Investment Advisers Act relates to, among other things, fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. The introduction of any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

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

Our revenues, expenses, assets and liabilities are subject to foreign currency exchange fluctuation risk.

        We are subject to foreign currency exchange fluctuation risk. Exchange rate movements can impact the U.S. dollar reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded. We do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency.

        For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders' equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in operating expenses.

        We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in euros, pounds sterling, and a limited number of other non-U.S. dollar currencies. For the year ended December 31, 2008, approximately 20% of our operating revenues were invoiced in currencies other than U.S. dollars.

        We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our operating expenses are incurred in non-U.S. dollar denominated currencies. Approximately 15% of our operating expenses for the year ended December 31, 2008 were denominated in foreign currencies, the significant majority of which were denominated in pounds sterling, euros, Swiss franc, and a limited number of other non-U.S. dollar currencies.

        We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we recognized foreign currency exchange losses of $1.3 million within operating expenses and $3.0 million of unrealized translation losses within stockholder equity for the year ended December 31, 2008. These losses on foreign currency exchange were primarily due to the strengthening of the US dollar.

        To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase and could have a material adverse effect on our business, financial condition or results of operations

We have engaged in hedging transactions and may engage in other hedging transactions which involve risks that could have a materially adverse effect on our financial condition or results of operations.

        In February 2007, we entered into two interest rate swap agreements to reduce our interest rate risk and to manage interest expense, and we may engage in similar transactions in the future. As of December 31, 2008, the interest rate swaps had notional amounts of $279.4 million and a fair value liability of $22.3 million. Our interest rate swaps effectively changed a portion of our variable-rate debt obligations pursuant to our credit facilities to fixed-rate debt obligations. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, counterparty to a derivative instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivative instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

Operations outside the United States involve certain risks which may adversely affect our ability to grow our business outside the United States.

        A significant portion of our business is conducted outside the United States. For the year ended December 31, 2008, approximately 39% of our revenues were generated from sales to clients outside of the Americas. In addition, as of December 31, 2008, approximately 37% of our combined employee base was located in our offices outside of the United States. As a result, we are subject to certain risks inherent in doing business in some jurisdictions outside the United States, including the following:

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

  •
  Lack of local acceptance or knowledge of our products and services.  Demand for our products and services are still nascent in many parts of the world. Many countries have not fully developed laws and regulations regarding risk management procedures or corporate governance and, in many cases, institutions in these countries have not developed widely accepted best practices regarding the same. There can be no assurances that demand for our products and services will develop in these countries.

        These risks could affect our ability to continue to expand our business outside the United States, which may adversely affect our ability to increase our revenues and to service non-U.S. clients.

Potential Acquisitions May Disrupt the Corporation's Business and Dilute Stockholder Value

        Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company's technologies and product development. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

        We cannot assure you that we will be able to consummate any pending or future acquisitions, such as our anticipated acquisition of Innovest, or that we will realize any anticipated benefits from these acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

Risks Related to an Investment in our Common Shares

Our common share price is likely to be volatile.

        The market price of our common shares may be volatile in response to a number of events, including:

  •
  our quarterly operating results;

  •
  sales of our common shares by principal shareholders;

  •
  small trading volumes and small public float;

  •
  changes in financial forecasts and recommendations by securities analysts or the termination of coverage by one or more securities analysts;

  •
  general market conditions, economic conditions including the recent economic downturn; and

  •
  the other risks described in this section.

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

Item 2.    Properties

        Headquartered in New York City, we maintain a global presence with offices throughout the United States as well as in 10 other countries. Our New York City facility contains approximately 35,000 square feet and the lease relating to this facility expires in July 2012. ISS is headquartered in Rockville, Maryland. Our primary Rockville facility contains approximately 64,000 square feet, and the lease relating to this facility expires in July 2012. In the first quarter of 2008 we moved into a new 26,000 square feet leased property to serve as our London office for both RiskMetrics and ISS, which expires in August 2012.

        We also have smaller offices which support our operations locally in: Ann Arbor, Michigan; Brussels, Belgium; Cambridge, Massachusetts; Chicago, Illinois; Frankfurt, Germany; Geneva, Switzerland; Iselin, New Jersey; Leeds, England; Manila, Philippines; Melbourne, Australia; Norman, Oklahoma; Paris, France; San Francisco, California; Singapore; Tokyo, Japan; and Toronto, Canada.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are involved in routine litigation incidental to our business. In the opinion of management, none of these matters presently pending are expected to have a material adverse effect on our overall financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the company's security holders during the fourth quarter of 2008.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)    Market Information

        Our common stock is listed on the New York Stock Exchange under the symbol "RMG". Our stock was first publicly traded on January 25, 2008.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P's 500 Index and the NYSE Financial Sub-Industry Index for the fiscal year ended December 31, 2008 assuming an investment of $100 at January 25, 2008 and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

        The following table shows the quarterly range of the closing high and low sale prices for our common stock as reported by the NYSE. Such prices do not include retail markups, markdowns or commissions.

	Common Stock
	High	Low
Year Ended December 31, 2008
First Quarter	$24.45	$10.76
Second Quarter	$22.07	$16.00
Third Quarter	$26.43	$15.86
Fourth Quarter	$20.31	$10.06

b)    Holders

        As of February 24, 2009 there were approximately 125 stockholders of record and the closing price of RiskMetrics Group common stock was $12.36 per share as reported by the New York Stock Exchange.

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

d)    Securities authorized for issuance under equity compensation plans

        The following table sets forth information as of December 31, 2008 regarding our compensation plans and the Common Stock we may issue under the plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	12,819,587	$7.20	3,322,805
Equity compensation plans not approved by stockholders	—	—	—

Total	12,819,587	$7.20	3,322,805

e)    Stock Repurchases

        We do not have a publicly announced share repurchase plan. As of December 31, 2008 we had 243,154 shares of treasury stock.

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

        In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second loan lien credit facility which amounted to $125.0 million and a 1% prepayment penalty fee, or $1.25 million. The remainder of proceeds from the initial public offering have been and will continue to be utilized for general corporate purposes, including working capital.

Item 6.    Selected Consolidated Financial Data

        Our selected consolidated financial and operating data for each of the years ended December 31, 2004, 2005, 2006, 2007 and 2008 are presented below. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2004	2005	2006	2007(10)	2008
	(Amounts in thousands, except share and per share data)
Revenues(1)	$71,699	$93,637	$101,236	$240,301	$296,393

Operating costs and expenses:
Costs of revenues	18,909	23,704	25,618	77,317	93,387
Research and development	14,095	16,099	21,202	31,142	41,593
Selling and marketing	13,222	12,257	14,977	35,420	33,202
General and administrative	9,328	11,492	12,852	29,654	37,422
Depreciation and amortization of property and equipment(2)	5,170	3,551	4,081	7,419	8,779
Amortization of intangible assets(3)	1,079	2,713	770	19,145	21,758
Impairment of goodwill and intangible asset(4)	—	361	—	—	160,069
Loss on disposal of property and equipment(2)(5)(6)	1,659	1,577	15	734	122

Total operating costs and expenses(7)(8)	63,462	71,754	79,515	200,831	396,332

Income (loss) from operations	8,237	21,883	21,721	39,470	(99,939)

Interest, dividend and investment income (expense), net:
Interest, dividend and investment income	597	1,438	2,549	1,564	2,567
Interest expense	—	—	(49)	(36,922)	(26,234)
Other expenses					(2,613)

Interest, dividend and investment income (expense), net	597	1,438	2,500	(35,358)	(26,280)

Income (loss) before provision (benefit) for income taxes	8,834	23,321	24,221	4,112	(126,219)
Provision (benefit) for income taxes(9)	(1,048)	7,640	8,200	1,711	10,700

Net income (loss)	$9,882	$15,681	$16,021	$2,401	$(136,919)

Net income (loss) per share:
Basic	$0.33	$0.36	$0.38	$0.05	$(2.28)
Diluted	$0.20	$0.32	$0.33	$0.04	$(2.28)
Weighted average shares outstanding:
Basic	30,379,564	43,496,221	42,655,069	46,380,175	59,970,438
Diluted	49,813,540	48,412,751	47,963,666	54,364,746	59,970,438

Consolidated Balance Sheet Data

	As of December 31,
	2004	2005	2006	2007(10)	2008
	(Amounts in thousands)
Cash and cash equivalents	$12,042	$10,966	$37,313	$27,455	$170,799
Short-term investments	46,453	69,296	68,071	—	—
Goodwill and intangibles, net	3,844	770	—	635,105	456,953
Total assets	89,833	115,293	136,947	743,183	705,013
Deferred revenue	45,996	53,744	58,842	101,279	110,889
Total debt, including current portion	—	—	—	422,750	290,619
Stockholders' equity	30,074	44,270	56,498	136,092	203,167

Other Financial and Operating Data

        The financial and operating data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Year ended December 31,
	2004	2005	2006	2007(10)	2008
	(Amounts in thousands, except for percentages)
Financial Data
Adjusted EBITDA(11)	$18,727	$30,085	$30,223	$72,801	$101,147

Net cash provided by operating activities	$31,115	$30,035	$36,082	$45,348	84,848
Capital expenditures	(4,237)	(6,217)	(3,724)	(11,091)	(8,795)

Free cash flow(12)	$26,878	$23,818	$32,358	$34,257	$76,053

Operating Data
Annualized contract value (at period end)(13)	$77,660	$96,134	$101,686	$250,238	$285,997
Recurring revenue as a percentage of total revenue(14)	94.3%	94.2%	96.6%	92.7%	93.9%

Notes to Selected Consolidated Financial Information and Other Data:

(1)
In March 2003, we acquired JPMorgan Advisory, Inc., an entity which primarily provided wealth management products and services to JPMorgan. In connection with the acquisition, we entered into a three year online services agreement under which we agreed to provide to JPMorgan a customer- specific set of Wealth Management products and services which were unrelated to our WealthBench product. This agreement was terminated as of April 30, 2006. Our results of operations reflect the revenues from the JPMorgan online services agreement through April 30, 2006. For the years ended December 31, 2004, 2005 and 2006 we derived $13.0 million, $12.7 million and $4.3 million of revenue, respectively, from the JPMorgan online services agreement.

(2)
In 2004, we terminated one of our existing leases and disposed of certain furniture and equipment, which resulted in a loss of approximately $1.7 million. As well, in 2004, as part of our ongoing evaluation of the estimated useful lives of our fixed assets, we adjusted such lives on certain hardware from five to three years, which resulted in additional depreciation expense of $1.2 million.

(3)
In 2005, we reduced the estimated useful lives of our technology intangible assets, which resulted in additional amortization expense of $1.8 million. In 2007, we acquired intangible assets from our acquisitions of ISS and CFRA.

(4)
In the fourth quarter of 2008, we recorded a non-cash impairment charge for goodwill and intangible assets totaling $160.1 million as a result of the Company's annual goodwill and intangible asset impairment review. The impairment charge includes a $154.2 million write-down to ISS goodwill as a result of significant declines in market valuations and earnings multiples. In addition, the impairment charge includes a $5.9 million write-down to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life.

(5)
During 2005, leases for two of our offices were terminated and we relocated into new space. As a result, we wrote off the remaining value of leasehold improvements on that vacated space and we disposed of other furniture and equipment, which resulted in a loss of $1.6 million.

(6)
In 2007, we abandoned a software project and wrote off certain assets in our London office which resulted in a loss on disposal of property and equipment of approximately $0.7 million.

(7)
For the years ended December 31, 2006, 2007 and 2008, we recorded $3.6 million, $6.0 million and $9.9 million, respectively, of compensation expense under SFAS 123(R) Share-Based Payment. We adopted this statement on January 1, 2006 under the modified prospective transition method.

(8)
In 2004, we recorded stock based compensation expense of $2.6 million, in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Based Compensation to Employees.

(9)
In 2004, we generated taxable income and recognized the benefit of $2.0 million of net operating loss carry forwards. In 2005, we recognized the benefit of $1.1 million of our remaining net operating loss carry forwards. As a result, as of December 31, 2005, we had no remaining net operating loss carry forwards.

(10)
On January 11, 2007, we acquired ISS for $542.8 million and incurred indebtedness of $425.0 million to complete the acquisition. In addition, on August 1, 2007, we acquired CFRA for $63.0 million and incurred additional indebtedness of $15.0 million to complete the acquisition which was subsequently repaid in October and November of 2007. As of December 31, 2008, $290.6 million of indebtedness remains outstanding.

(11)
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

  •
  Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

  The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) on our historical results:

	Year ended December 31,
	2004	2005	2006	2007	2008
Net income (loss)	$9,882	$15,681	$16,021	$2,401	$(136,919)
Interest, other income (expense), net	(597)	(1,438)	(2,500)	35,358	26,280
Income tax expense	(1,048)	7,640	8,200	1,711	10,700
Depreciation and amortization of property and equipment	5,170	3,551	4,081	7,419	8,779
Amortization of intangible assets	1,079	2,713	770	19,145	21,758
Stock-based compensation(a)	2,582	—	3,636	6,033	9,893
Impairment of goodwill and intangible asset(b)	—	361	—	—	160,069
Non-recurring expenses(c)	—	—	—	—	465
Loss on disposal of property and equipment(d)	1,659	1,577	15	734	122

Adjusted EBITDA	$18,727	$30,085	$30,223	$72,801	$101,147

    (a)
    In 2004, stock-based compensation expense was recorded in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Compensation to Employees. We adopted SFAS 123(R) on January 1, 2006 utilizing the modified prospective transition method and recorded stock-based compensation expense for all share- based payments granted or vested subsequent to December 31, 2005.

    (b)
    Represents impairment of goodwill and intangible asset during the years ended December 31, 2005 and 2008. This is defined as a non-recurring item within our credit facilities.

    (c)
    Represents lease exit costs incurred.

    (d)
    Represents the write-off of property and equipment which is defined as a non-recurring item within our credit facilities.

(12)
We define free cash flow as cash provided by operating activities less capital expenditures. Our management uses free cash flow, and we present it to investors, because it is an important measure of the cash generation of our business and our ability to repay indebtedness and invest in our business.

(13)
We define annualized contract value as the aggregate value, on an annualized basis, of all recurring subscription contracts in effect on a reporting date. We included the value of the JPMorgan online services agreement for purposes of calculating annualized contract value, which amounted to $11.8 million for the years ended December 31, 2004 and 2005. The contract terminated in April 2006 and was therefore not included in annualized contract value after April 2006.

(14)
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

        As of December 31, 2008, we had approximately 3,400 clients located in 56 countries. Among our clients are 69 of the 100 largest investment managers, 42 of the 50 largest mutual fund companies, 41 of the 50 largest hedge funds, in each case as measured by assets under management.

        We benefit from a number of favorable attributes of our business model. These attributes include:

        Subscription-based revenue model:    We sell our services primarily on an annual subscription basis and have experienced high renewal rates. Recurring revenues accounted for approximately 93.9% of our total revenues in the year ended December 31, 2008, and we had a renewal rate of 86.3% during that time. Our subscription model and high renewal rates minimize volatility in our revenues and provide significant visibility for our future results.

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

        The vast majority of our business involves the sale of products and services to clients in the financial services industry, including asset managers, banks, insurance companies, hedge funds, pension funds as well as professional organizations that serve the financial services industry. The global financial markets have been adversely impacted by the current market environment that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, currency exchange fluctuations and new legal and compliance requirements. These market conditions and the reduced business activity have had a negative impact on a number of our clients and could negatively impact our future revenues due to the potential for declining sales and renewal rates.

        We do not believe that our liquidity has been affected by the recent events in the global financial markets. Refer to Liquidity and Capital Resources discussion.

Our Revenues

        We generate a substantial majority of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. These contracts generally renew automatically on an annual basis. Our products and services are generally priced based on the access to our applications and services, including research, voting and reports purchased. We do not price our products and services based on our clients' assets under management. As a result, we generally are not directly subject to revenue fluctuations resulting from changes in our clients' assets under management ("AUM"). Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client.

        Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the year ended December 31, 2008, approximately 93.9% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 86.3% for the year ended December 31, 2008, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of December 31, 2008 was $286.0 million.

        We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 6.1% of total revenues during the year ended December 31, 2008.

Annualized Contract Value ("ACV")

        As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a high percentage of our total revenues for the next 12 months. We monitor the contracted revenues from these agreements and refer to them as annualized contract value. We define our annualized contract value as the aggregate value on an annualized basis of all recurring subscription contracts in effect on a reporting date. Any revenues associated with subscription contracts that are entered into during a reporting period will be reflected in the annualized contract value beginning at the end of that period. As a result, annualized contract value at the end of any period is the annualized contract value at the beginning of the period plus the annualized contract revenue associated with new subscription contracts signed during that period minus the annualized contract revenues associated with subscription contracts not renewed. Annualized contract value does not include any fees associated with any non-recurring revenues.

        Annualized contract value is an important metric for our business. However, annualized contract value may differ from our future reported revenues due to a number of factors, which include:

  •
  new subscription-based revenues;

  •
  additional one-time revenue;

  •
  changes in the contract value of our subscription contracts;

  •
  cancellations and non-renewals of subscription contracts; and

  •
  revenue recognition timing differences due to the provisions of generally accepted accounting principles in the United States ("U.S. GAAP").

        Our annualized contract value for the RiskMetrics business and ISS business as of December 31, 2006, 2007 and 2008, as well as the percentage growth period over period is set forth, separately for each business, in the table below. ISS ACV growth in 2007 was complemented by the acquisition of $15.9 million from CFRA on August 1, 2007.

	As of December 31,
	2006	2007	2008
	(Amounts in thousands, except for percentages)
RiskMetrics business annualized contract value	$101,686	$131,716	$160,200

Percent growth		29.5%	21.6%
ISS business annualized contract value	$89,938	$118,522	$125,797

Percent growth		31.8%	6.1%

        Current market conditions have led to foreign currency fluctuations, lower than average historical renewal rates and sales growth, which may negatively impact ACV growth.

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

        The renewal rate for our RiskMetrics business and ISS business for the years ended December 31, 2006, 2007 and 2008, is set forth separately for each business, in the table below. We have calculated the renewal rate for our RiskMetrics business for the year ended December 31, 2006 including the JPMorgan online services agreement that was terminated as of April 2006. The lower 75.5% renewal rate for RiskMetrics for the fiscal year ended December 31, 2006 was due largely to the termination of the JPMorgan online contract which accounted for approximately 12%, or half of the 24.5% non-renewal rate for that period.

	Year ended December 31,
	2006	2007	2008
RiskMetrics business renewal rate	75.5%	91.1%	87.1%
ISS business renewal rate	91.0%	91.8%	85.4%

        Overall, consolidated renewal rates were 86.3% for the year ended December 31, 2008 as compared with 91.4% in the prior year. RiskMetrics achieved a renewal rate of 87.1% which decreased compared to the prior year rate of 91.1%, while ISS had a renewal rate of 85.4% which decreased compared to the prior year rate of 91.8%. The RiskMetrics renewal rate declined mainly due to higher non-renewals in the alternative investment segment offset by steady renewal rates in the asset management and banking segments.. The ISS renewal rate declined primarily due to lower renewal rates in Corporate Services and CFRA products as well as an approximate 200 basis point decline in the Proxy business renewal rate.

Non-Recurring Revenues

        Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the years ended December 31, 2006, 2007 and 2008 are set forth in the table below. Our non-subscription services include implementation, compensation advisory services and similar services and overages related to ISS' Proxy Research and Voting business. Revenues from implementation are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients' actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients may be charged additional fees. Our clients' overages are typically an indication of larger proxy voting contract renewals.

	Year ended December 31,
	2006	2007	2008
RiskMetrics business percent non-recurring revenue	3.4%	2.4%	1.6%
ISS business percent non-recurring revenue	14.2%	12.3%	11.1%

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

        Other significant operating expenses are data, proxy voting fees, occupancy and telecommunications and web hosting costs. Since we deliver our products and services using a common data and technology infrastructure, we expect these expenses to generally increase at less than the rate of revenue growth. Overall, our goal is to keep the rate of growth of these operating expenses below the rate of growth of our revenues. However, in order to take advantage of growth opportunities, we may invest in our business in order to support increased revenue growth. This might result in variability in our operating margin in the short term.

        We allocate compensation expenses, including stock-based compensation expense, to our cost of revenues, sales and marketing, research and development and general and administrative expense categories based on the actual costs associated with each employee. Other costs associated with the employees, such as occupancy, travel and telecommunications, are included in the same cost categories as the corresponding employees. We allocate shared services to each segment based on usage or headcount. The following summarizes our significant operating expenses:

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

General and Administrative

        General and administrative expenses consist of expenses for finance, legal, accounting, human resources and information technology personnel. Costs in this area primarily consist of staff compensation and related expenses, legal costs, insurance costs, audit and accounting fees and other professional services fees.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization of property and equipment includes depreciation of software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded over the respective useful lives of the related assets. Depreciation also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets' useful life, and the amortization of capitalized software costs. Amortization expense for leasehold improvements and capitalized software development costs are included in depreciation and amortization of property and equipment in the statements of operations

Amortization of Intangible Assets

        Amortization expense includes the amortization of finite life intangible assets such as acquired technology, customer relationships, trade names, proprietary process and non-compete agreements acquired, which are amortized over their estimated useful lives.

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

Revenue Recognition

        The majority of our revenues are generated from contracted annual subscriptions, for which we receive licensing fees from clients who utilize services. Depending on the service offering, the services are available through a variety of delivery options, including hosted web applications, fully—outsourced managed services, and local software installation. Revenues are recognized on a straight line basis over the term of the subscription period which is typically one year.

        Subscription revenue is recognized in accordance with the Securities and Exchange Commission, or "SEC", Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, since the Company provides its application as a service. The Company also recognizes revenue on software sales in accordance with the AICPA SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

        Revenue is recognized when all of the following conditions are met:

  •
  there is persuasive evidence of an arrangement;

  •
  the service has been provided to the customer;

  •
  the collection of the fees is reasonably assured; and

  •
  the amount of fees to be paid by the customer is fixed or determinable.

        License fees associated with local software installations, for the RiskMetrics business, are recognized over the term of the license period, typically one year. The arrangement for local installation is a multiple-element arrangement that consists of software, post contract support (PCS) including unspecified upgrades and enhancements, and other service elements. Revenue is recognized ratably over the term of the license as there is no vendor-specific objective evidence of the fair value for PCS or the other service elements because they are not priced separately or sold separately to customers and there is no discernable pattern in which PCS and other services are expected to be performed.

        The ISS business provides proxy advisory and voting services, corporate governance and financial research and analysis services to institutional investors and corporations. The majority of ISS's products and services are delivered through a web based platform and are typically provided through annual subscription agreements. Revenue is recognized ratably over the term of the subscription agreement. Many of ISS's subscription agreements are multiple element arrangements that provide for the delivery of more than one ISS product or service. Revenue is recognized on a straight-line basis over the term of the subscription as each of the services specified in these multiple element arrangements are performed continuously over the subscription term and there is no discernable pattern in which the services will be performed.

        In situations where contracts include client acceptance provisions, we do not recognize revenue until such time as the client has confirmed its acceptance. Some of our subscription contracts include automatic renewal provisions under existing contract terms. Reserves for possible losses on subscription service, if any, are recognized when determined.

        A portion of our revenues are derived from non-subscription services including implementation, Compensation Advisory Services and overages related to Proxy Research and Voting services. Revenues from implementation are recognized as the services are provided and other non-recurring revenues are recognized once the service is provided or upon delivery of the required service.

Goodwill and Intangibles

        Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that impairment may have occurred. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference.

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

        Intangible assets, including acquired technology, customer relationships, certain trade names and non-compete agreements arising principally from acquisitions, are recorded at cost less accumulated amortization and our finite-lived intangibles are amortized using the straight line method of over the estimated useful life of the intangible asset. Intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to an annual impairment tests or whenever events or circumstances indicate impairment may have occurred. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

        As of December 31, 2008, we had goodwill and intangible assets of $457.0 million. During 2008, we recorded a non-cash impairment charge to goodwill and intangible assets totaling $160.1 million as a result of our annual goodwill and intangible asset impairment review. The impairment charge includes a $154.2 million write-down to ISS goodwill primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. The fair value of the ISS reporting unit was determined using a combination of present value techniques, including a discounted cash flow, as well as fair values of comparable businesses. In addition, the impairment charge includes a $5.9 million write-down to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life.

        There are many assumptions and estimates that may directly impact the results of impairment testing, including market valuations of comparable companies, earnings multiples, estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in market valuations, earnings multiples and our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Stock-Based Compensation

        We adopted SFAS 123(R), as of January 1, 2006. SFAS 123(R) replaced the existing requirements under SFAS No. 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock-based Compensation to Employees, or APB 25. According to SFAS 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of operations.

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

        We measure the fair value of stock options on the date of grant using a Black- Scholes option-pricing model which requires the use of several estimates, including:

  •
  the volatility of our stock price;

  •
  the expected life of the option;

  •
  risk free interest rates; and

  •
  expected dividend yield.

        Prior to the completion of our initial public offering in January 2008, we were not a publicly traded company, and as a result we had limited historical information on the price of our common stock. As a result, we could not solely rely on historical experience alone to develop assumptions for stock price volatility. As such, our stock price volatility also considered an estimated volatility with reference to a peer group of companies.

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

        We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.

        We recorded stock-based compensation expense of $9.9 million for the year ended December 31, 2008. The use of different assumptions in the Black-Scholes model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

        We account for income taxes using the asset and liability method in accordance with SFAS No. 109 Accounting for Income Taxes. We record income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. To the extent needed, we record valuation allowances against deferred tax assets, if it determines it is not more likely than not that the assets will be utilized in the future.

        On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of FIN 48, we recognized an approximate $0.4 million increase in the current tax liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of December 31, 2008, our unrecognized tax benefits totaled $2.0 million, and if such liability was reversed would favorably impact our effective tax rate.

Results of Operations

Segments and Periods Presented

        Prior to January 1, 2007, we operated as a single reportable segment. As a result of our acquisition of ISS and based on a review of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have determined that we currently operate in two segments, "the RiskMetrics business" and the "ISS business."

        We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. We have done so because the results of ISS are not included in our results of operations until January 12, 2007, but constitute a substantial portion of our business. As a result, in order to provide a meaningful discussion of our ongoing business, we have provided a discussion of RiskMetrics and ISS segment results for 2007 compared to 2006.

Factors Affecting the Comparability of Results

        As discussed above, our acquisition of ISS impacts the comparability of our results of operations. In addition, the financial results of CFRA, which was acquired on August 1, 2007, have been included in the results of our ISS business only since the date of its acquisition. CFRA supplements the ISS business and supports the Financial Research and Analysis product and services offerings.

        In January 2008, we completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares sold by RiskMetrics

Group to cover over-allotments, which was exercised in full in January 2008. We received net proceeds of $193.9 million from the offering. We did not receive any proceeds from the sale of the shares by the selling stockholders. As such, weighted average common shares outstanding for the year ended December 31, 2008 includes 12,100,000 additional shares sold in the initial public offering. In addition, immediately prior to the completion of our initial public offering we granted each of our full-time employees an option to acquire 500 shares of our common stock, at an exercise price equal to the initial public offering price. Such grant resulted in stock-based compensation of $1.9 million being recorded for the year ended December 31, 2008.

        In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the year ended December 31, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement. Such costs have been included in interest, dividend, investment and other income (expense), net in the statement of operations for the year ended December 31, 2008.

        In 2008, we recorded a non-cash impairment charge to goodwill and intangible assets totaling $160.1 million as a result of our annual goodwill and intangible asset impairment review. The impairment charge includes a $154.2 million write-down to ISS goodwill primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. In addition, the impairment charge includes a $5.9 million write-down to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life.

Year ended December 31, 2008 compared to the year ended December 31, 2007

        The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Year Ended December 31,		Increase (decrease) for year ended December 31, 2008 compared to 2007
	2007	2008	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$240,301	$296,393	56,092	23.3%

Operating costs and expenses:
Cost of revenues	77,317	93,387	16,070	20.8%
Research and development	31,142	41,593	10,451	33.6%
Selling and marketing	35,420	33,202	(2,218)	(6.3)%
General and administrative	29,654	37,422	7,768	26.2%
Depreciation and amortization of property and equipment	7,419	8,779	1,360	18.3%
Amortization of intangible assets	19,145	21,758	2,613	13.6%
Impairment of goodwill and intangible asset	—	160,069	160,069	100%
Loss on disposal of property and equipment	734	122	(612)	(83.4)%

Total operating costs and expenses(1)	200,831	396,332	195,501	97.3%

Income (loss) from operations	39,470	(99,939)	(139,409)	* %

Interest, dividend and investment income (expense), net	(35,358)	(26,280)	9,078	25.7%

Income (loss) before provision for income taxes	4,112	(126,219)	(130,331)	* %
Provision for income taxes	1,711	10,700	8,989	* %

Net income (loss)	$2,401	$(136,919)	$(139,320)	* %

*
Exceeds 100%

(1)
Includes stock-based compensation expenses of $6,033 and $9,893 for years ended December 31, 2007 and 2008, respectively.

RiskMetrics Business

	Year ended December 31,		Increase (decrease) for year ended December 31, 2008 compared to 2007
	2007	2008	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$121,126	$154,626	$33,500	27.7%

Operating costs and expenses:
Cost of revenues	30,103	37,367	7,264	24.1%
Research and development	24,002	27,235	3,233	13.5%
Selling and marketing	17,101	17,408	307	1.8%
General and administrative	14,105	19,162	5,057	35.9%
Depreciation and amortization of property and equipment	4,439	4,624	185	4.2%
Amortization of intangible assets	—	78	78	100%
Loss on disposal of property and equipment	161	—	(161)	(100)%

Total operating costs and expenses(2)	89,911	105,874	15,963	17.8%

Income from operations	$31,215	$48,752	$17,537	56.2%

(2)
Includes stock-based compensation expenses of $3,383 and $4,287 for years ended December 31, 2007 and 2008, respectively.

ISS Business

			Increase (decrease) for year ended December 31, 2008 compared to the period January 12, 2007 to December 31, 2007
	January 12, 2007 to December 31, 2007	Year ended December 31, 2008
			Amount	%
	(Amounts in thousands, except percentages)
Revenues	$119,175	$141,767	$22,592	19.0%

Operating costs and expenses:
Cost of revenues	47,214	56,020	8,806	18.7%
Research and development	7,140	14,358	7,218	* %
Selling and marketing	18,319	15,794	(2,525)	(13.8)%
General and administrative	15,549	18,260	2,711	17.4%
Depreciation and amortization of property and equipment	2,980	4,155	1,175	39.4%
Amortization of intangible assets	19,145	21,680	2,535	13.2%
Loss on disposal of property and equipment	573	122	(451)	(78.7)%
Impairment of goodwill and intangible asset	—	160,069	160,069	100%

Total operating costs and expenses(3)	110,920	290,458	179,538	* %

Income (loss) from operations	$8,255	$(148,691)	$(156,946)	* %

*
Exceeds 100%

(3)
Includes stock-based compensation expenses of $2,650 and $5,606 for year ended December 31, 2007 and 2008, respectively.

        The following table provides information with respect to our revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Year ended December 31, 2007		Year ended December 31, 2008
					Increase (decrease) for year ended December 31, 2008 compared to 2007
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		Amount	%
	(Amounts in thousands, except percentages)
Americas	$148,881	62.0%	$181,039	61.1%	$32,158	21.6%
Europe, Middle East and Africa (EMEA)	75,430	31.4%	98,028	33.1%	22,598	30.0%
Asia	15,990	6.6%	17,326	5.8%	1,336	8.4%

Total	$240,301	100.0%	$296,393	100.0%	$56,092	23.3%

RiskMetrics Business

	Year ended December 31, 2007		Year ended December 31, 2008
					Increase (decrease) for year ended December 31, 2008 compared to 2007
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		Amount	%
	(Amounts in thousands, except percentages)
Americas	$56,408	46.6%	$70,497	45.6%	$14,089	25.0%
Europe, Middle East and Africa (EMEA)	54,666	45.1%	73,105	47.3%	18,439	33.7%
Asia	10,052	8.3%	11,024	7.1%	972	9.7%

Total	$121,126	100.0%	$154,626	100.0%	$33,500	27.7%

ISS Business

					Increase (decrease) for year ended December 31, 2008 compared to the period January 12, 2007 to December 31, 2007
	January 12, 2007 to December 31, 2007		Year Ended December 31, 2008
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		Amount	%
	(Amounts in thousands, except percentages)
Americas	$92,473	77.6%	$110,542	78.0%	$18,069	19.5%
Europe, Middle East and Africa (EMEA)	20,764	17.4%	24,923	17.6%	4,159	20.0%
Asia	5,938	5.0%	6,302	4.4%	364	6.1%

Total	$119,175	100.0%	$141,767	100.0%	$22,592	19.0%

        Set forth below is a discussion of our results for the year ended December 31, 2007 compared to the year ended December 31, 2008.

        Revenues.    Consolidated revenues increased from $240.3 million for the year ended December 31, 2007 to $296.4 million for the year ended December 31, 2008, or 23.3%. Revenue growth was driven by a 27.7% increase in the RiskMetrics business and 19.0% increase in the ISS business. Revenue growth was also driven by a 21.6% increase in the Americas region and a 30.0% increase in the EMEA region driven by increased sales in both businesses in these regions.

        RiskMetrics revenues increased from $121.1 million for the year ended December 31, 2007 to $154.6 million for the year ended December 31, 2008, or 27.7%. The $33.5 million increase in revenues was primarily due to a $30.9 million, or 29.6%, increase in revenues from our Market Risk products. The increase in revenues from Market Risk Products was due to a 34.4% increase in revenues from RiskManager due to strong sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services. As a percentage of total RiskMetrics revenues, revenues from our Market Risk products and services increased from 86.0% for the year ended December 31, 2007 to 87.4% for the year ended December 31, 2008. Revenue growth was also driven by a 25.0% increase in the Americas region and a 33.7% increase in the EMEA region driven by strong sales of RiskManager in these regions due to, among other things, increased investor demand and the need for financial services firms to comply with regulatory requirements.

        ISS revenues increased from $119.2 million for the period from January 12, 2007 to December 31, 2007 to $141.8 million for the year ended December 31, 2008, or 19.0%. During the period from January 1 to January 11, 2007, ISS recognized revenues of $3.3 million. Had these eleven days of revenue been included in the year ended December 31, 2007, revenue would have been $122.5 million, an increase of 15.7% as compared to the year ended December 31, 2008. The increase in revenues was primarily due to a $13.9 million increase in revenue from our Financial Research and Analysis products and services which increased from $34.8 million to $48.7 million, or 39.9%, due to a $9.5 million increase in CFRA revenue, which was acquired on August 1, 2007, and growth from our Corporate and Compensation Advisory Services, ES&G and M&A Edge products. Revenues from our Governance Services products increased 10.3% from $86.8 million to $93.1 million primarily due to increased revenue in proxy research services. Governance services revenue accounted for 65.7% of total revenue for the year ended December 31, 2008 compared to 70.8% in the prior year. Revenue growth was also driven by an approximate 20% increase in the both the Americas and EMEA region.

        Operating costs and expenses.    Consolidated operating expenses increased from $200.8 million for the year ended December 31, 2007 to $396.3 million for the year ended December 31, 2008, or 97.3%. The $195.5 million increase in operating expenses was primarily due to a $160.1 million non-cash impairment charge for goodwill and an intangible asset. The remaining $35.4 million increase in operating expenses was due to increased compensation expenses of $15.8 million, increased stock-based compensation of $3.9 million, increased depreciation and amortization expense of $4.0 million as well as increased foreign currency expenses and increased travel, data, and occupancy costs to support revenue growth.

        RiskMetrics operating expenses increased from $89.9 million for the year ended December 31, 2007 to $105.9 million for the year ended December 31, 2008, or 17.8%. The increase was mainly due to increased compensation costs of $7.0 million related to higher headcount, bonus expenses and commission increases, increased data costs of $2.0 million, as well as increased foreign currency losses, web hosting costs, stock based compensation, accounting and insurance costs. As a percentage of revenues, operating expenses decreased from 74.2% to 68.5% due to increased economies of scale.

        ISS operating expenses increased from $110.9 million for the period from January 12, 2007 to December 31, 2007 to $290.5 million for the year ended December 31, 2008. The increase in operating expenses was primarily due to a $160.1 million non-cash impairment charge for goodwill and intangible assets. The remaining $19.5 million increase in operating expenses was primarily due to an $8.8 million increase in compensation costs due to increased bonus expense and the full year inclusion of CFRA, increased depreciation and amortization expense of $3.7 million and increased stock based compensation expense of $3.0 million.

        Cost of revenues.    Consolidated cost of revenues increased from $77.3 million for the year ended December 31, 2007 to $93.4 million for the year ended December 31, 2008, or 20.8%. The increase in cost of revenues resulted primarily from increased compensation and increased data costs. As a percentage of revenues, cost of revenues decreased from 32.2% to 31.5%.

        RiskMetrics cost of revenues increased from $30.1 million for the year ended December 31, 2007 to $37.4 million for the year ended December 31, 2008, or 24.1%. The increase was primarily due to increased compensation costs of $1.8 million, increased third- party data costs of $2.0 million, increased occupancy costs of $1.2 million, and increased telecommunication costs of $1.6 million. As a percentage of revenues, RiskMetrics cost of revenues decreased from 24.9% to 24.2% due to increased economics of scale.

        ISS cost of revenues increased from $47.2 million for the period from January 12, 2007 to December 31, 2007 to $56.0 million for the year ended December 31, 2008, or 18.7%. The increase was primarily due to the full year inclusion of CFRA costs, increased compensation costs of $4.6 million and occupancy costs as well as increased stock-based compensation expense of $1.8 million. As a percentage of revenues, ISS cost of revenues decreased from 39.6% to 39.5%.

        Research and development expenses.    Consolidated research and development expenses increased from $31.1 million for the year ended December 31, 2007 to $41.6 million for the year ended December 31, 2008, or 33.6%. As a percentage of revenues, research and development expenses increased from 12.9% to 14.0% primarily due to increased compensation costs, including increased stock-based compensation of $1.7 million and increased investment in research and development related to governance service products and platforms.

        RiskMetrics research and development expenses increased from $24.0 million for the year ended December 31, 2007 to $27.2 million for the year ended December 31, 2008, or 13.5%. The increase was primarily due to increased compensation costs of $1.1 million, increased occupancy cost of $1.0 million and increased stock based compensation expense of $0.4 million. As a percentage of revenues, research and development expenses decreased from 19.8% to 17.6%.

        ISS research and development expenses increased from $7.1 million for the period from January 12, 2007 to December 31, 2007 to $14.4 million for the year ended December 31, 2008. The increase was primarily due to increased compensation costs of $4.2 million, occupancy costs and increased stock based compensation expense of $1.3 million. As a percentage of revenues, research and development expenses increased from 6.0% to 10.2% due to continued investment in enhancing the governance service products and platforms.

        Selling and marketing expenses.    Consolidated selling and marketing expenses decreased from $35.4 million for the year ended December 31, 2007 to $33.2 million for the year ended December 31, 2008, or 6.3%. As a percentage of revenues, selling and marketing expenses decreased from 14.7% to 11.2% due to synergies achieved from the integration of the Company's global sales force and lower marketing expenses.

        RiskMetrics selling and marketing expenses increased from $17.1 million for the year ended December 31, 2007 to $17.4 million for the year ended December 31, 2008, or 1.8%. The increase was primarily due to increased commissions as a result of the increase in sales partially offset by a decline in marketing expenses.

        ISS selling and marketing expenses decreased from $18.3 million for the period from January 12, 2007 to December 31, 2007 to $15.8 million for the year ended December 31, 2008, or 13.8%. The decrease was primarily due to a $2.1 million decline in compensation costs due to the global integration of the Company's sales forces as well as a decline in marketing expenses.

        General and administrative expenses.    Consolidated general and administrative expenses increased from $29.7 million for the year ended December 31, 2007 to $37.4 million for the year ended December 31, 2008, or 26.2%. As a percentage of revenues, general and administrative expenses increased from 12.4% to 12.6% due to increased occupancy costs, increased compensation costs, stock based compensation expense and increased accounting, insurance and consulting costs as a result of being a public company.

        RiskMetrics general and administrative expenses increased from $14.1 million for the year ended December 31, 2007 to $19.2 million for the year ended December 31, 2008, or 35.9%. The increased was primarily due to increased stock based compensation expense, increased compensation costs and a $1.2 million increase in accounting, insurance and consulting costs as a result of being a public company.

        ISS general and administrative expenses increased from $15.5 million for the period from January 12, 2007 to December 31, 2007 to $18.3 million for the year ended December 31, 2008, or 17.4%. The increase was primarily due to increased compensation costs and the full year inclusion of CFRA costs.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased from $7.4 million for the year ended December 31, 2007 to $8.8 million for the year ended December 31, 2008. The increase was primarily due to an increase in capital expenditures for leasehold improvements and computer equipment to support the Company's increased headcount and facilities expansion.

        Amortization of intangible assets.    Amortization of intangible assets increased from $19.1 million for the year ended December 31, 2007 to $21.8 million for year ended December 31, 2008 primarily from our acquisition of CFRA on August 1, 2007 and purchase of an intangible asset in the fourth quarter of 2007.

        Impairment of Goodwill and Intangible Asset.    We recognized and impairment of goodwill and intangible asset charge in the amount of $160.1 million for the year ended December 31, 2008. The impairment charge includes a $154.2 million write-down to ISS goodwill primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. In addition, the impairment charge includes a $5.9 million write-down to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life.

        Interest, dividend and investment income (expense), net.    Net interest, dividend and investment expense decreased from $35.4 million for the year ended December 31, 2007 to $26.3 million for the year ended December 31, 2008. This decrease in expense was due to decreased interest expense (net of amortization) and increased interest income as a result of reduced debt borrowings and increased cash balances during 2008. In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the year ended December 31, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement.

        Provision for income taxes.    The provision for income taxes represents a negative effective tax rate of 8.5% for the year ended December 31, 2008 as compared to an effective rate of 41.6% for the comparable prior year period. The Company recorded a $10.7 million provision for income taxes despite a pre-tax loss because the effective tax rate for 2008 does not include a tax benefit for the $154.2 million goodwill impairment as this impairment charge is not tax deductible. The effective rate also changed partially due to a decrease in non-deductible stock-based compensation expense. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Consolidated Risk Metrics Group, Inc.

Year ended December 31, 2007 compared to the year ended December 31, 2006

        The consolidated results for the year ended December 31, 2006 do not include the results of ISS which was acquired on January 11, 2007.

	Year Ended December 31,		Increase (decrease) for year ended December 31, 2007 compared to 2006
	2006	2007	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$101,236	$240,301	$139,065	137.4%

Operating costs and expenses:
Cost of revenues	25,618	77,317	51,699	201.8%
Research and development	21,202	31,142	9,940	46.9%
Selling and marketing	14,977	35,420	20,443	136.5%
General and administrative	12,852	29,654	16,802	130.7%
Depreciation and amortization of property and equipment	4,081	7,419	3,338	81.8%
Amortization of intangible assets	770	19,145	18,375	2,386.4%
Loss on disposal of property and equipment	15	734	719	4,793.3%

Total operating costs and expenses(1)	79,515	200,831	121,316	152.6%

Income from operations	21,721	39,470	17,749	81.7%

Interest, dividend and investment income (expense), net	2,500	(35,358)	(37,858)	(1,514.3)%

Income before provision for income taxes	24,221	4,112	(20,109)	(83.0)%
Provision for income taxes	8,200	1,711	(6,489)	(79.1)%

Net income	$16,021	$2,401	(13,620)	(85.0)%

(1)
Includes stock-based compensation expenses of $3,636 and $6,033 for year ended December 31, 2006 and 2007 respectively.

        The following table provides information with respect to our revenues in certain geographic regions:

	Year ended December 31, 2006		Year ended December 31, 2007
					Increase (decrease) for year ended December 31, 2007 compared to 2006
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		Amount	%
	(Amounts in millions, except percentages)
Americas	$52.7	52.1%	$148.9	62.0%	$96.2	182.5%
Europe, Middle East and Africa (EMEA)	39.5	39.0%	75.4	31.4%	35.9	90.9%
Asia	9.0	8.9%	16.0	6.6%	7.0	77.8%

Total	$101.2	100.0%	$240.3	100.0%	$139.1	137.4%

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

        The provision for income taxes represents an effective tax rate of 41.6% for 2007 as compared to an effective rate of 33.9% for 2006. The effective rate changed from 2006 to 2007 mainly due to an increase in non-deductible stock- based compensation expense attributable to incentive stock options as well as a decline in pre-tax income. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Segment results of operations

RiskMetrics Business

Year ended December 31, 2007 compared to the year ended December 31, 2006

	Year ended December 31,		Increase (decrease) for year ended December 31, 2007 compared to 2006
	2006	2007	Amount	%
	(Amounts in thousands, except percentages)
Revenues	$101,236	$121,126	$19,890	19.6%

Operating costs and expenses:
Cost of revenues	25,618	30,103	4,485	17.5%
Research and development	21,202	24,002	2,800	13.2%
Selling and marketing	14,977	17,101	2,124	14.2%
General and administrative	12,852	14,105	1,253	9.7%
Depreciation and amortization of property and equipment	4,081	4,439	358	8.8%
Amortization of intangible assets	770	—	(770)	(100.0)%
Loss on disposal of property and equipment	15	161	146	973.3%

Total operating costs and expenses(2)	79,515	89,911	10,396	13.1%

Income from operations	$21,721	$31,215	$9,494	43.7%

(2)
Includes stock-base compensation expenses of $3,636 and $3,383 for year ended December 31, 2006 and 2007 respectively.

        The following table provides information with respect to our revenues in certain geographic regions:

	Year ended December 31, 2006		Year ended December 31, 2007
					Increase (decrease) for year ended December 31, 2007 compared to 2006
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		Amount	%
	(Amounts in millions, except percentages)
Americas	$52.7	52.1%	$56.5	46.7%	$3.8	7.2%
Europe, Middle East and Africa (EMEA)	39.5	39.0%	54.6	45.0%	15.1	38.2%
Asia	9.0	8.9%	10.0	8.3%	1.0	11.1%

Total	$101.2	100.0%	$121.1	100.0%	$19.9	19.6%

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

        Cost of revenues.    Cost of revenues increased from $25.6 million in 2006 to $30.1 million in 2007, or 17.5%. The increase was primarily due to $1.8 million of increased compensation costs primarily from our London office to support our revenue growth in Europe, a $0.5 million increase in third- party data costs due to the increased breadth of product offerings and an increase of $0.5 million in web hosting costs associated with various locations. As a percentage of revenues, cost of revenues decreased from 25.3% to 24.9%.

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

ISS Business

The period January 12, 2007 to December 31, 2007 compared to the year ended December 31, 2006

			Increase (decrease) for the period January 12, 2007 to December 31, 2007 compared to the year ended December 31, 2006
	Year ended December 31, 2006	January 12, 2007 to December 31, 2007
			Amount	%
	(Amounts in thousands, except percentages)
Revenues	$103,269	$119,175	$15,906	15.4%

Operating costs and expenses:
Cost of revenues	39,933	47,214	7,281	18.2%
Research and development	6,070	7,140	1,070	17.6%
Selling and marketing	15,728	18,319	2,591	16.5%
General and administrative	16,678	15,549	(1,129)	(6.8)%
Depreciation and amortization of property and equipment	3,578	2,980	(598)	(16.7)%
Amortization of intangible assets	2,520	19,145	16,625	659.7%
Loss on disposal of property and equipment	—	573	573	100.0%

Total operating costs and expenses(3)	84,507	110,920	26,413	31.3%

Income from operations	$18,762	$8,255	$(10,507)	(56.0)%

(3)
Includes stock-base compensation expenses of $1,815 and $2,650 for year ended December 31, 2006 and 2007 respectively.

        The following table provides information with respect to our ISS business revenues in certain geographic regions:

					Increase (decrease) for the period January 12, 2007 to December 31, 2007 compared to the year ended December 31, 2006
	Year ended December 31, 2006		January 12, 2007 to December 31, 2007
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		Amount	%
	(Amounts in millions, except percentages)
Americas	$83.0	80.3%	$92.5	77.6%	$9.5	11.4%
Europe, Middle East and Africa (EMEA)	16.1	15.6%	20.8	17.4%	4.7	29.2%
Asia	4.2	4.1%	5.9	5.0%	1.7	40.5%

Total	$103.3	100.0%	$119.2	100.0%	$15.9	15.4%

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

        Operating costs and expenses.    Total operating expenses increased from $84.5 million for the year ended December 31, 2006 to $110.9 million for the period from January 12, 2007 to December 31, 2007, or 31.3%. The increase in operating expenses was primarily due to a $16.6 million increase in amortization of intangible assets that resulted from the acquisitions of ISS and CFRA by RiskMetrics, and an additional $7.0 million in operating expenses from CFRA. As a percentage of revenues, operating costs and expenses increased from 81.8% to 93.1% primarily due to the increase in amortization expense.

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

Liquidity and Capital Resources

        Cash and cash equivalents increased $143.3 million in 2008 from $27.5 million at December 31, 2007 to $170.8 at December 31, 2008. In January 2008, we completed an initial public offering of our common stock. Our net proceeds from the offering, including the exercise of the underwriters' allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which we utilized $125.0 million to repay in full our second lien term loan facility. We believe our existing cash and cash equivalents, our cash flow from operating activities and availability under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $10.0 million to $11.0 million of capital expenditures. We expect to use approximately $16 million of cash to complete the acquisition of Innovest in March 2009.

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

Cash Flows

        Cash flows from operating activities increased $39.5 million in 2008 from $45.3 million in 2007 to $84.8 million in 2008. Operating activities for the year ended December 31, 2008 provided cash of $84.8 million primarily reflecting a net loss of $136.9 million which includes a $160.1 million non-cash impairment charge, stock-based compensation of $9.9 million, depreciation and amortization of $30.5 million, a $10.0 million increase in accrued expenses and an $11.2 million contribution from income taxes. Cash flow from operations in 2008 was negatively impacted by $1.3 million of cash used for a debt pre-payment penalty fee and $1.4 million for an interest rate swap settlement in connection with the pre-payment of debt in 2008. Operating activities for the year ended December 31, 2007 provided cash of $45.3 million primarily reflecting net income of $2.4 million plus depreciation and amortization of $26.6 million, plus stock-based compensation of $6.0 million. Cash flow from operations for the year ended December 31, 2006 was $36.1 million, reflecting primarily net income of $16.0 million plus depreciation and amortization of $4.9 million, stock-based compensation of $3.6 million, a $5.1 million increase in deferred revenue and $3.9 million decrease in accounts receivable.

        Investing activities for the year ended December 31, 2008 used cash of $11.5 million, primarily due to capital expenditures of $8.8 million, the acquisition of Applied4 for $1.8 million and a $1.0 million payment for an intangible asset. Investing activities for the year ended December 31, 2007 used cash of $468.5 million, primarily due to the acquisitions of ISS and CFRA, which included the net liquidation of investments that provided us $68.1 million of cash, as well as capital expenditures of $11.1 million.

        Financing activities for the year ended December 31, 2008 provided cash of $74.4 million as a result of $197.4 million raised from our initial public offering, $5.9 million from stock option proceeds, $4.9 million of stock option tax benefits, partially offset by $132.1 million in debt payments. Financing activities for the year ended December 31, 2007 provided cash of $413.6 million as a result of proceeds received from the incurrence of $440.0 million of indebtedness in connection with the ISS and CFRA acquisitions, partially offset by the repayment of $17.3 million in principal debt and $10.1 million in debt issuance costs.

Long Term Debt

        In connection with the purchase of ISS on January 11, 2007, we incurred $425.0 million of indebtedness, which was comprised of first lien and second lien term loans and a first lien revolving credit facility. The terms of the indebtedness include various covenant compliance requirements, including maintaining certain Adjusted EBITDA earning levels, as defined in our credit facilities. The Company has pledged all of its assets as collateral against the debt. Amounts paid under the term loans may not be re-borrowed. As of December 31, 2008, $290.6 million of debt remains outstanding under the first lien loan and no indebtedness remain outstanding under the second lien term loan or first lien revolving credit facility. The maturity date of the first lien term loan is December 2013.

        In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of December 31, 2008, the interest rate swaps had notional amounts totaling $279.4 million and a fair value liability totaling $22.3 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.2% during the year ended December 31, 2008. The interest rate on the Company's debt was reduced by 25 basis points in April 2008 due to a reduction in the Company's consolidated debt-leverage ratio.

        In January 2008, we utilized a portion of proceeds from our initial public offering to prepay the entire outstanding indebtedness under our second lien term loan which amounted to $125.0 million. In addition, we paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement. In conjunction with the repayment of our second loan lien, we wrote-off debt issuance costs of $2.4 million and reduced the notional amount of our interest rate swap by $19.3 million which resulted in additional expense of $1.4 million during the year ended December 31, 2008. During the year ended December 31, 2008, we paid an excess cash flow principal payment of $6.4 million for our first lien term loan, as required by the credit facility. The next principal debt payment of $0.7 million is due on June 30, 2009.

        As of December 31, 2008, we were in compliance with the covenants of our credit agreements, and we are not aware of any future events or transactions that will impact such compliance.

Commitments

        In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of December 31, 2008:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1–3 years	4–5 years	After 5 years
Debt, including estimated interest	$391,609	$22,800	$46,558	$322,251	$—
Interest rate swaps	22,311	10,076	11,794	441	—
Operating leases	24,455	6,562	12,021	5,670	202
Purchase obligation for data	9,775	7,682	2,093	—	—
Deferred purchase price obligation(1)	1,165	211	454	500	—

Total(2)(3)	$449,315	$47,331	$72,920	$328,862	$202

(1)
Obligation relates to prior acquisitions made by ISS.

(2)
Does not include $2.0 million of liabilities for uncertain tax liabilities. The timing of future cash flows associated with our liabilities for uncertain tax positions is highly uncertain and we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

(3)
On February 13, 2009, we signed a definitive stock purchase agreement to acquire Innovest Strategic Value Advisors for approximately $16 million in cash, subject to working capital adjustments. This amount does not include approximately $16 million of cash expected to be used in March 2009 to complete the acquisition.

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

Related Party Transaction

        In May 2008, we entered into a contract for the sale of Market Risk products to Duff Capital Advisors, which expires on March 31, 2009. Philip Duff, a director of the Company, is the founder, CEO and General Partner of Duff Capital Advisors. The contract was entered into in the normal course of business on terms that we believe are consistent with (and not preferential to) those provided to our other clients. We recognized $0.7 million in revenue from the Duff Capital Advisors contract for the year ended December 31, 2008.

Effects of Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company's financial statements at fair value at least annually. Accordingly, we adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company's financial assets measured at fair value on a recurring basis consist of derivative instruments (see Note 10 of the consolidated financial statements)

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. US GAAP required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which may reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 on January 1, 2008 but did not elect the fair value option for any qualifying financial instruments presented in the consolidated financial statements.

        On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is generally required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No.141(R). The impact of adopting SFAS 141R and SFAS 160 will be dependent on the business combinations that the Company may pursue after its effective date.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its consolidated financial statements.

        In April 2008, the FASB issued FASB staff position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 on January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposure is interest rate risk associated with short and long-term debt bearing variable interest rates. To manage this interest rate risk exposure, we enter into interest rate swap agreements. We are also exposed to foreign currency risk, which can adversely affect our sales and operating profits. The following discussion should be read in conjunction with Note 10 of our consolidated financial statements appearing elsewhere in this Form 10-K, which provides further information on our derivative instruments.

Interest Rate Sensitivity

        To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of December 31, 2008, the interest rate swaps had notional amounts totaling $279.4 million and a fair value liability totaling $22.3 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.2% during the year ended December 31, 2008. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the year ended December 31, 2008 by approximately $3.3 million.

Exchange Rate Sensitivity

        We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At December 31, 2008, we had translation exposure to various foreign currencies including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollar currencies. The net potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates partially offset by a corresponding appreciation of the US dollar, as of December 31, 2008, amounts to $2.5 million.

        We primarily invoice our clients in U.S. dollars; however, we also invoice a portion of our clients in Euro, Sterling, Canadian Dollar, Japanese Yen and a limited number of other non-U.S. dollar currencies. As such, the fluctuations in such currencies could impact our operating results

Item 8.    Consolidated Financial Statements and Supplementary Data

        The information required by this Item is set forth on page F-1 through F-42 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants during our two most recent fiscal years.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)    Management's Report on Internal Control Over Financial Reporting

        Management of RiskMetrics Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accounted accounting principles.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

        Deloitte and Touche LLP ("Deloitte"), our independent registered public accounting firm, has performed an audit of the effectiveness of Company's internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. .The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

(c)    Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RiskMetrics Group, Inc.
New York, New York

        We have audited the internal control over financial reporting of RiskMetrics Group, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2009

Item 9B.    Other Information

None

Part III

        The information required by Item 10 (Directors, Executive Officers, Corporate Governance and Section 16a), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which will be filed not later than 120 days after the close of our year ended December 31, 2008.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1.) Consolidated Financial Statements

        The Index to Consolidated Financial Statements under Item 8 on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

(a)(2.) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

	December 31, 2006, 2007 and 2008
Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at beginning of the period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of the period
	(Amounts in thousands)
Year Ended December 31, 2006
Allowance for doubtful receivables	318	(48)	(5)	—	265
Year ended December 31, 2007
Allowance for doubtful receivables	265	134	6	—	405
Deferred tax asset valuation allowance	—	—	119	—	119
Year ended December 31, 2008
Allowance for doubtful receivables	405	516		338	583
Deferred tax asset valuation allowance	119	—	471	—	590

(a)(3.) Exhibits

Exhibit Number	Description
3.1	Form of Second Amended and Restated Certificate of Incorporation*
3.2	Form of Second Amended and Restated By-laws*
4.1	Specimen Common Stock Certificate*
10.1	First Lien Credit Agreement, dated as of January 11, 2007, among RiskMetrics Group Holdings, LLC, RiskMetrics Group, Inc., Bank of America, N.A. and the other lenders party thereto*
10.2	First Lien Guaranty, dated as of January 11, 2007, among each of the subsidiaries of RiskMetrics Group Holdings, LLC listed on the schedules thereto and Bank of America, N.A.*
10.3	First Lien Security Agreement, dated as of January 11, 2007, among RiskMetrics Group Holdings, LLC, the guarantors party thereto and Bank of America, N.A.*
10.4	Registrant's 2007 Omnibus Incentive Compensation Plan*
10.5	Registrant's 2004 Stock Option Plan*
10.6	Registrant's 2000 Stock Option Plan*
10.7	ISS Equity Incentive Plan*
10.8	Second Amended and Restated Stockholders Agreement, dated as of January 11, 2007, between Registrant and the stockholders party thereto*
10.9	Amended and Restated Investor Rights Agreement, dated as of January 11, 2007, between Registrant and the stockholders party thereto*
10.10	Datafeed License Agreement, dated October 27, 2003, between ISS and ADP Investor Communications Services, Inc.*
10.11	First Amendment to Datafeed License Agreement, dated as of January 3, 2005, between ISS and ADP Investor Communications Services, Inc.*
10.12
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

*
Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-146167).

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 27th day of February, 2009.

RISKMETRICS GROUP, INC.
By:	/s/ M. ETHAN BERMAN M. Ethan Berman Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. ETHAN BERMAN M. Ethan Berman	Chief Executive Officer (Principal Executive Officer)	February 27, 2009
/s/ DAVID M. OBSTLER David M. Obstler	Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ ERIC DANIELS Eric Daniels	Corporate Controller (Principal Accounting Officer)	February 27, 2009
/s/ LOVIDA COLEMAN JR. Lovida Coleman, Jr.	Director	February 27, 2009
/s/ PHILIP DUFF Philip Duff	Director	February 27, 2009
/s/ STEPANIE HANBURY-BROWN Stephanie Hanbury-Brown	Director	February 27, 2009
/s/ RENE M. KERN Rene M. Kern	Director	February 27, 2009
/s/ ARTHUR LEVITT Arthur Levitt	Director	February 27, 2009

Signature	Title	Date

/s/ CHRISTOPHER MITCHELL Christopher Mitchell	Director	February 27, 2009
/s/ FRANK NOONAN Frank Noonan	Director	February 27, 2009
/s/ LYNN PAINE Lynn Paine	Director	February 27, 2009
/s/ STEPHEN THIEKE Stephen Thieke	Director	February 27, 2009
/s/ ROBERT TRUEDEAU Robert Trudeau	Director	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RiskMetrics Group, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of RiskMetrics Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RiskMetrics Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2009

RISKMETRICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2008

(In thousands, except share amounts)

	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,455	$170,799
Accounts receivable, net	37,010	42,319
Deferred tax assets	140	2,092
Income taxes receivable	8,300	4,562
Other receivables and prepaid expenses	5,910	5,666

Total current assets	78,815	225,438
Intangibles—net	174,154	148,340
Goodwill	460,951	308,613
Property and equipment—net	16,225	15,400
Deferred financing costs	8,677	5,227
Other assets	4,361	1,995

TOTAL ASSETS	$743,183	$705,013

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$6,235	$1,981
Accrued expenses	34,189	40,174
Debt, current portion	3,000	2,224
Deferred revenue, current portion	100,557	109,525
Other current liabilities	227	211

Total current liabilities	144,208	154,115
LONG-TERM LIABILITIES
Debt	419,750	288,395
Deferred tax liabilities	28,626	31,405
Deferred revenue	722	1,364
Other long-term liabilities	13,785	26,567

Total liabilities	607,091	501,846

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value—200,000,000 authorized; 47,850,652 and 61,673,960 issued and 47,642,460 and 61,430,806 outstanding at December 31, 2007 and 2008, respectively	479	617
Treasury stock—208,192 and 243,154 shares at December 31, 2007 and 2008, respectively	(2)	(579)
Additional paid-in capital	217,355	431,781
Accumulated other comprehensive loss	(7,262)	(17,255)
Accumulated deficit	(74,478)	(211,397)

Total stockholders' equity	136,092	203,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$743,183	$705,013

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands, except share and per share amounts)

	2006	2007	2008
REVENUES	$101,236	$240,301	$296,393

OPERATING COSTS AND EXPENSES:
Cost of revenues	25,618	77,317	93,387
Research and development	21,202	31,142	41,593
Selling and marketing	14,977	35,420	33,202
General and administrative	12,852	29,654	37,422
Depreciation and amortization of property and equipment	4,081	7,419	8,779
Amortization of intangible assets	770	19,145	21,758
Impairment of goodwill and intangible asset	—	—	160,069
Loss on disposal of property and equipment	15	734	122

Total operating costs and expenses(1)	79,515	200,831	396,332

INCOME (LOSS) FROM OPERATIONS	21,721	39,470	(99,939)
INTEREST, DIVIDEND AND INVESTMENT INCOME (EXPENSE), NET:
Interest, dividend and investment income	2,549	1,564	2,567
Interest expense	(49)	(36,922)	(26,234)
Other expenses	—	—	(2,613)

Total interest, dividend, investment and other income (expense), net	2,500	(35,358)	(26,280)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	24,221	4,112	(126,219)
PROVISION FOR INCOME TAXES	8,200	1,711	10,700

NET INCOME (LOSS)	$16,021	$2,401	$(136,919)

INCOME (LOSS) PER SHARE:
Basic	$0.38	$0.05	$(2.28)

Diluted	$0.33	$0.04	$(2.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	42,655,069	46,380,175	59,970,438
Diluted	47,963,666	54,364,746	59,970,438

(1)
Includes stock-based compensation expense of:

	2006	2007	2008
Cost of revenue	$876	$2,001	3,614
Research and development	909	1,199	2,877
Selling and marketing	490	747	1,733
General and administrative	1,361	2,086	1,669

Total stock-based compensation	$3,636	$6,033	9,893

See notes to consolidated financial statements

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(In thousands, except share amounts)

	Common Shares
					Accumulated Other Comprehensive Loss
	Number of Shares Issued	Amount	Treasury Stock	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
BALANCE—January 1, 2006	52,717,068	$527	$(94)	$126,334	$(607)	$(81,890)	$44,270
Comprehensive income:
Net income	—	—	—	—	—	16,021	16,021
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)
Change in unrealized loss on investments	—	—	—	—	189	—	189

Total comprehensive income	—	—	—	—	—	—	16,120
Tax benefit associated with exercise of stock options	—	—	—	1,235	—	—	1,235
Stock based compensation	—	—	—	3,636	—	—	3,636
Common shares issued upon exercise of options	142,392	2	—	253	—	—	255
Stock repurchased	—		(9)	(693)	—	(8,316)	(9,018)

BALANCE—December 31, 2006	52,859,460	$529	$(103)	$130,765	$(508)	$(74,185)	$56,498
Comprehensive income:
Net income	—	—	—	—	—	2,401	2,401
Foreign currency translation adjustment	—	—	—	—	(353)	—	(353)
Unrealized loss on cash flow hedge, net of deferred tax benefit of $4,585	—	—	—	—	(6,405)	—	(6,405)
Change in unrealized loss on investments	—	—	—	—	4	—	4

Total comprehensive loss	—	—	—	—	—	—	(4,353)
Retirement of outstanding treasury stock	(10,329,405)	(103)	103	—	—	—	—
Common shares issued upon exercise of options	1,538,133	15	—	5,929	—	—	5,944
Tax benefit associated with exercise of stock options	—	—	—	201	—	—	201
Stock-based compensation	—	—	—	6,033	—	—	6,033
Common shares issued in connection with acquisition of ISS (see Note 3)	2,774,351	28	—	42,398	—	—	42,426
Options exchanged in connection with acquisition of ISS (see Note 3)	—	—	—	16,331	—	—	16,331
Adoption of FIN 48	—	—	—	—	—	(365)	(365)
Common shares issued in connection with the acquisition of CFRA (see Note 3)	1,008,113	10	—	16,624	—	—	16,634
Stock repurchased	—	—	(2)	(926)	—	(2,329)	(3,257)

BALANCE—December 31, 2007	47,850,652	$479	$(2)	$217,355	$(7,262)	$(74,478)	$136,092

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(In thousands, except share amounts)

	Common Shares
					Accumulated Other Comprehensive Loss
	Number of Shares Issued	Amount	Treasury Stock	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
Comprehensive loss:
Net loss	—	—	—	—	—	(136,919)	(136,919)
Foreign currency translation adjustment	—	—	—	—	(3,048)	—	(3,048)
Net unrealized loss on cash flow hedge, net of deferred tax benefit of $4,376	—	—	—	—	(6,945)	—	(6,945)

Total comprehensive loss	—	—	—	—	—	—	(146,912)
Common shares issued upon exercise of options	1,611,358	16	—	5,901	—	—	5,917
Tax benefit associated with exercise of stock options	—	—	—	4,861	—	—	4,861
Stock-based compensation	—	—	—	9,893	—	—	9,893
Issuance of common stock (Note 14)	147,766	1	—	(1)	—	—	—
Common shares recovered in connection with the acquisition of CFRA (Note 3)	—	—	(577)	—	—	—	(577)
Net proceeds from equity offering (Note 4)	12,064,184	121	—	193,772	—	—	193,893

BALANCE—December 31, 2008	61,673,960	617	(579)	431,781	(17,255)	(211,397)	203,167

	2007	2008
Disclosure of realized loss:
Unrealized loss on cash flow hedge	$(6,058)	$(10,474)
Realized gain (loss) for cash flow hedge settlement, net of tax benefit (Note 10)	347	(3,529)

Net unrealized loss on cash flow hedge	$(6,405)	$(6,945)

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands)

	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,021	$2,401	$(136,919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,081	7,419	8,779
Provision (recovery) for bad debt	(53)	140	516
Amortization of intangible assets	770	19,145	21,758
Amortization and write-off of debt issuance costs	—	1,397	3,450
Impairment of goodwill and intangible asset	—	—	160,069
Stock-based compensation	3,636	6,033	9,893
Tax benefit associated with exercise of stock options	(1,236)	(201)	(4,861)
Loss on disposal of property and equipment	15	734	122
Decrease (increase) in deferred tax benefit	812	(1,115)	2,294
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,923	8,599	(8,177)
(Increase) decrease in other receivables and prepaid expenses	(1,171)	(934)	192
(Increase) decrease in other assets	(420)	(88)	(329)
Increase (decrease) in deferred revenue	5,098	(4,370)	10,863
Decrease in income and deferred taxes	532	2,561	11,211
Increase (decrease) in trade accounts payable	1,771	2,631	(4,029)
Increase in other accrued expenses and liabilities	2,303	996	10,016

Net cash provided by operating activities	36,082	45,348	84,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,724)	(11,091)	(8,795)
Cash paid to acquire Institutional Shareholder Services Inc. ("ISS") and related acquisition costs (net of cash acquired of $12,250)	—	(471,764)	—
Payment of acquisition related costs incurred by ISS	—	(7,413)	—
Cash paid to acquire CFRA and related acquisition costs (net of cash acquired of $1,213)	—	(45,946)	223
Cash paid to acquire Applied4 and related acquisition costs	—	—	(1,860)
Payment of deferred purchase price	—	(128)	(103)
Purchase of intangible asset	—	(250)	(1,000)
Purchase of investments	(70,755)	(21,289)	—
Proceeds from sale of investments	72,169	89,364	—

Net cash used in investing activities	(2,310)	(468,517)	(11,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	—	440,000	—
Repayment of debt	—	(17,250)	(132,131)
Payment of debt issuance costs	—	(10,074)	—
Principal payments on capital lease obligations	—	(23)	(26)
Gross proceeds from equity offering (Note 4)	—	—	197,400
Equity offering expenses	—	(1,928)	(1,581)
Excess tax benefit associated with exercise of stock options	1,236	201	4,861
Proceeds from exercise of stock options	255	5,944	5,917
Repurchase of stock	(9,018)	(3,257)	—

Net cash (used in) provided by financing activities	(7,527)	413,613	74,440

EFFECT OF EXCHANGE RATE CHANGES ON CASH	102	(302)	(4,409)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,347	(9,858)	143,344
CASH AND CASH EQUIVALENTS—Beginning of year	10,966	37,313	27,455

CASH AND CASH EQUIVALENTS—End of year	$37,313	$27,455	170,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$35,973	$22,475

Cash (paid) refunded for taxes	$(8,236)	$50	$3,609

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to purchase ISS	$—	$42,426	$—

Issuance of stock options to purchase ISS	$—	$16,331	$—

Retirement of treasury stock	$—	$103	$—

Tax benefit associated with exercise of ISS stock options	$—	$3,463	$631

Issuance of common stock to purchase CFRA	$—	$16,634	$(577)

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

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

        Reclassification—Effective January 1, 2008 gains (losses) from interest rate swaps were included in interest expense on the accompanying consolidated statement of operations. Accordingly, the Company reclassified $595 from interest, dividend and investment income to interest expense in the 2007 consolidated statement of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Management Estimates and Assumptions—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, stock-based

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the consolidated financial statements and related disclosures.

        Foreign Currency Translation—.The Company has foreign subsidiaries where the functional currency has been determined to be the local currency. Assets and liabilities are translated using end of period exchange rates; revenues, expenses, and cash flows are translated using average rates of exchange. These currency translation effects are accumulated as part of other comprehensive loss in the stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. Translation gains and losses related to long-term and permanently invested intercompany balances are recorded in accumulated other comprehensive income. The Company does not engage in foreign currency hedging.

        Cash and Cash Equivalents—The Company considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents.

        Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is not amortized and is evaluated for impairment using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that impairment may have occurred. The first step is a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flows. During the year ended December 31, 2008, the Company recorded a goodwill impairment charge of $154.2 million (Note 7).

        Intangible assets, including acquired technology, customer relationships, certain trade names, proprietary process, and non-compete agreements arising principally from acquisitions, are recorded at cost less accumulated amortization and the finite-lived intangibles are amortized using the straight line method over the estimated useful life of the intangible asset. Intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to an annual impairment test or are tested whenever events or circumstances indicate impairment may have occurred. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company recorded a $5.9 million impairment charge for an intangible asset during the year

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended December 31, 2008 upon the change of an indefinite lived intangible to a finite lived intangible (Note 7).

        The goodwill acquired in the business acquisitions is subject to the provisions of SFAS 142, and, accordingly, is not being amortized. Acquired intangibles are carried at cost less accumulated amortization. At December 31, 2008, intangible assets (See Note 7) are amortized over the following estimated lives:

Acquired technology	3–5 years
Customer relationships	7–11 years
Covenants not to compete	1–3 years
Proprietary process	7 years
Trade names	1–10 years

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

        The Company follows the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, for the capitalization of certain acquisition and development costs related to internal use software. Capitalization begins when the preliminary project stage is complete. Capitalization ceases when the internal project is substantially complete and ready for its intended use. Once the project is complete and available for intended use, the Company amortizes these costs over a three-year period.

        During the years ended December 31, 2007 and 2008, $3,511 and $1,629 of internal software development costs have been capitalized and amortization expense of $681 and $1,387 was recorded for internally developed software, respectively.

        Depreciation and Amortization of Property and Equipment.    Depreciation and amortization of property and equipment includes depreciation of software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded over the respective useful life of the related asset. Depreciation also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets' useful life and the amortization of capitalized software costs. Amortization expense for leasehold improvements and capitalized software development costs are included in depreciation and amortization of property and equipment in the statements of operations.

        Amortization of Intangible Assets.    Amortization of intangible assets includes the amortization of finite life intangibles such as acquired technology, customer relationships, proprietary process, certain trade names and non-compete agreements.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Impairment of Long-Lived Assets—Long-lived assets of the Company (other than deferred tax assets) including equipment, software development and leasehold improvements, trade names and other finite lived intangible assets and furniture and fixtures are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

        Derivative Instruments—The Company's derivative instruments are subject to the guidance in SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, and are recorded at fair value (the "Fair Value Derivatives"). Changes in fair value of derivatives that have been designated as cash flow hedging instruments are included in the "Unrealized gains on cash flow hedges" as a component of other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of derivatives that are not designated as hedging instruments will be included in the consolidated statements of operations.

        Revenue Recognition—The majority of the Company's revenues are generated from contracted annual subscriptions, for which the Company receives licensing fees from clients who utilize services. Depending on the service offering, the services are available through a variety of delivery options, including hosted web applications, fully—outsourced managed services, and local software installation. Revenues are recognized on a straight line basis over the term of the subscription period which is typically one year.

        Subscription revenue is recognized in accordance with the Securities and Exchange Commission, or "SEC", Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, since the Company provides its application as a service. The Company also recognizes revenue on software sales in accordance with the AICPA SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

        Revenue is recognized when all of the following conditions are met:

  •
  there is persuasive evidence of an arrangement;

  •
  the service has been provided to the customer;

  •
  the collection of the fees is reasonably assured; and

  •
  the amount of fees to be paid by the customer is fixed or determinable.

        License fees associated with local software installations, for the RiskMetrics business, are recognized over the term of the license period, typically one year. The arrangement for local installation is a multiple-element arrangement that consists of software, post contract support (PCS) including unspecified upgrades and enhancements, and other service elements. Revenue is recognized ratably over the term of the license as there is no vendor-specific objective evidence of the fair value

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for PCS or the other service elements because they are not priced separately or sold separately to customers and there is no discernable pattern in which PCS and other services are expected to be performed.

        The ISS business provides proxy advisory and voting services, corporate governance and financial research and analysis services to institutional investors and corporations. The majority of ISS's products and services are delivered through a web based platform and are typically provided through annual subscription agreements. Revenue is recognized ratably over the term of the subscription agreement. Many of ISS's subscription agreements are multiple element arrangements that provide for the delivery of more than one ISS product or service. Revenue is recognized on a straight-line basis over the term of the subscription as each of the services specified in these multiple element arrangements are performed continuously over the subscription term and there is no discernable pattern in which the services will be performed.

        In situations where contracts include client acceptance provisions, the Company does not recognize revenue until such time as the client has confirmed its acceptance. Some of the Company's subscription contracts include automatic renewal provisions under existing contract terms. Reserves for possible losses on subscription service, if any, are recognized when determined.

        A portion of the Company's revenues are derived from non-subscription services including implementation, Compensation Advisory Services and overages related to Proxy Research and Voting services. Revenues from implementation are recognized as the services are provided and other non-recurring revenues are recognized once the service is provided or upon delivery of the required service.

        Deferred Revenue—Deferred revenue primarily consists of payments received in advance of revenue recognition from the Company's subscription services described above and is recognized as revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.

        Fair Value of Financial Instruments—The carrying value of the Company's cash, accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short-term nature of these items. As of December 31, 2008 the carrying value of the Company's debt was $290,619 compared to an approximate fair value of $253,000 based on prevailing interest rates at December 31, 2008. At December 31, 2007 the carrying value of the Company's debt approximated its fair value.

        Concentration of Risk—The Company's customers are primarily commercial organizations headquartered in the United States, Canada, Europe, Asia, Middle East, and Africa.

        Accounts receivable are generally unsecured. Accounts receivable are due in accordance with payment terms included in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contracted payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

customer's current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed uncollectible.

        No customer comprised more than 10% of consolidated revenues during the years ended December 31, 2006, 2007 and 2008.

        Cost of Revenues—Costs of revenues include costs related to production of proxy research and voting, web hosting, data, account management, implementation and systems operations and allowances for doubtful accounts. Costs in this area consist primarily of staff compensation and related costs and payments to third party vendors, including third party web hosting and data providers.

        Research and Development—Research and development expenses include costs related to product development, research technology, application design, technology infrastructure and analytics development. Costs in this area consist primarily of staff compensation costs and related expenses and consultant expenses.

        Selling and Marketing—Selling and marketing expenses consist of costs related to our sales force, product management and marketing professionals. These costs include staff compensation costs and related expenses, including commissions and general marketing costs.

        General and Administrative—General and administrative expenses consist of expenses for finance, legal, audit and accounting, human resources and information technology personnel. Costs in this area primarily consist of staff compensation and related expenses, legal costs, insurance costs, accounting fees and other professional services fees.

        Income Taxes—The Company follows SFAS No. 109, Accounting for Income Taxes. The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. To the extent needed, the Company records valuation allowances against its deferred tax assets, if it determines it is not more likely than not that the assets will be utilized in the future.

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely-than-not" to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense (see Note 11).

        Accounting for Stock-Based Compensation—The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)") as of January 1, 2006. Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award's vesting period. The Company measures the fair value of stock options on the date of grant using a Black-Scholes option-pricing model. Prior to the adoption of SFAS 123(R), the Company recognized compensation for unvested awards under the graded vesting method, and the Company will continue to do so in all grants made prior to January 1, 2006. For all grants made subsequent to January 1, 2006, the Company recognizes compensation cost under the straight-line method.

        Determining the fair value of stock options required the Company to make several estimates, including the volatility of its stock price, the expected life of the option, and interest rates. Prior to January 25, 2008 the company was not a publicly traded company, and had limited historical information on the price of its common stock. Because of this limitation, the Company cannot solely rely on its historical experience alone to develop assumptions for stock price volatility. Accordingly, the Company also utilizes estimated stock-price volatility with reference to a peer group of companies. Determining the companies to include in this peer group involves judgment and the use of different assumptions in the Black-Scholes model would result in different amounts of stock-based compensation expense. The expected life of the options is based on internal studies of historical experience and projected exercise behavior of employees based on the Company's future prospects. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.

        Under SFAS 123(R), the Company is required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.

        The actual income tax benefit recorded relating to the exercise of stock options was $1,236, $201 and $4,861 for the years ended December 31, 2006, 2007 and 2008, respectively, and is classified as a operating cash outflow and financing cash inflow in the consolidated statement of cash flows.

        Contingencies—Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management's judgment,

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Debt issuance costs—Loan fees and other costs incurred in connection with the issuance of long-term debt are deferred and amortized over the term of the related loan using the effective interest method. Such amortization is reported as a component of interest expense. If debt is repaid prior to the full amortization of the related issuance costs is recoded as interest expense in the Company's consolidated statements of operations.

        Effects of Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company's financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 only for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. The Company's financial assets measured at fair value on a recurring basis consist of derivative instruments (See Note 10).

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. US GAAP required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which may reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 on January 1, 2008 but did not elect the fair value option for any qualifying financial instruments presented in the consolidated financial statements.

        On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is generally required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Application of SFAS 141(R) and SFAS 160 is required to be adopted prospectively, except for certain provisions of SFAS 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS 141(R)

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

should be accounted for in accordance with SFAS141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No.141(R). The impact of adopting SFAS 141R and SFAS 160 will be dependent on the business combinations that the Company may pursue after its effective date.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its consolidated financial statements.

        In April 2008, the FASB issued FASB staff position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 on January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.

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

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

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

        The goodwill and liabilities assumed have been adjusted during the year ended December 31, 2008 to reflect certain liabilities for uncertain tax positions of ISS (see Note 11).

        In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has provided for deferred taxes of $47,662 representing the difference between the estimated book and tax basis of the net assets acquired. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill. The Company did not recognize a deferred tax asset relating to the future tax deduction that will arise when the ISS employee rollover options are exercised. As such exercises occur, the Company recognizes a tax deduction and such benefit is recorded as a reduction of goodwill.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

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

Acquired technology	$25,039	5 years
Customer relationships	117,900	9–11 years
Trade names	29,400	10 years–indefinite

Total intangibles	$172,339

  Center for Financial Research and Analysis ("CFRA") Acquisition

        On August 1, 2007, the Company acquired all of the outstanding membership interests of CFRA for approximately $63.0 million. CFRA is a provider of forensic accounting research, legal and regulatory risk assessment, due diligence and educational services. The purpose of this acquisition was to broaden the quantitative and qualitative analysis services that the ISS business could offer its clients. The acquisition has been accounted for as a purchase, and the operating results of CFRA have been included in the consolidated financial statements since the date of its acquisition.

        The aggregate consideration paid for the acquisition is as follows:

Cash paid (includes cash acquired of $1,213)	$46,275
Fair value of 973,151 shares of common stock issued	16,057
Transaction costs	661

Total purchase consideration	$62,993

        The Company valued the shares of common stock issued in exchange for equity held and issued to CFRA shareholders at $16.50 per share (see Note 13).

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

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

        The purchase consideration, goodwill and liabilities assumed have been adjusted during the year ended December 31, 2008 to reflect certain sales tax liabilities of CFRA (see Note 12).

        During the year ended December 31, 2008 the Company recognized an impairment charge for goodwill and an intangible asset related to ISS and CFRA (see Note 7).

  Applied4 Acquisition

        On October 3, 2008 the Company acquired all of the outstanding common stock of Applied4 Technology Ltd. ("Applied 4") for approximately $1.8 million in cash. Applied4 is a specialist provider of technology solutions in the field of investment performance measurement. The purpose of this

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

acquisition was to broaden the performance attribution analytical tools the Company can offer to its clients. The acquisition has been accounted for as a purchase, and the operating results of Applied4 have been included in the consolidated financial statements since the date of its acquisition.

        Additional one time purchase price payment ranging from approximately $1.4 million to $1.7 million may be paid, depending on, and if, certain earnings targets are achieved from 2009 through 2011. As of December 31, 2008, such earnings targets have not been achieved and no amount has been accrued for additional purchase price consideration.

        The aggregate consideration paid for the acquisition is as follows:

Cash paid	$1,767
Transaction costs	93

Total purchase consideration	$1,860

        The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based upon management's estimates:

Cash and other current assets	$56
Property and equipment	22
Intangible asset	1,844

Total assets acquired	1,922
Accounts payable and accrued expenses	(30)
Deferred revenue	(32)

Net assets acquired	$1,860

Identifiable intangible asset	1,844
Net liabilities assumed	16

Total purchase consideration	$1,860

        A fair value of $1,844 was allocated to acquired technology in connection with the acquisition and such intangible asset is estimated to have a 5 year useful life.

4. INITIAL PUBLIC OFFERING

        In January 2008, the Company completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. Net proceeds from the offering, including the exercise of the underwriters' allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which $1.9 million and $1.6 million were paid during the years ended December 31, 2007 and 2008, respectively. The Company utilized a portion of the proceeds to prepay the entire outstanding indebtedness under the Company's second loan lien credit facility (See Note 9).

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

5. ACCOUNTS RECEIVABLE

        Unbilled accounts receivable represents revenue that has been earned based on services performed; however, billing has yet to commence under contractual terms of the arrangement. Accounts receivable as of December 31, 2007 and 2008 consisted of the following:

	2007	2008
Billed	$35,916	$42,150
Unbilled	1,499	752

Total	37,415	42,902
Less allowance for doubtful accounts	(405)	(583)

Accounts receivable, net	$37,010	$42,319

6. PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2007 and 2008 consist of the following:

	Estimated Useful Life	2007	2008
Cost:
Hardware	3 years	$16,788	$20,867
Internal use software	3–4 years	9,860	12,790
Telecommunications equipment	5 years	587	837
Furniture and fixtures	7 years	2,438	2,384
Leasehold improvements	Shorter of the term of the lease or life of the asset	6,024	6,248

		$35,697	43,126
Less accumulated depreciation and amortization		(19,472)	(27,726)

Property and equipment—net		$16,225	$15,400

        Depreciation expense recorded for the years ended December 31, 2006, 2007, and 2008 was $3,646, $6,958 and $7,935, respectively. Amortization expense of leasehold improvements for the years ended December 31, 2006, 2007 and 2008 was $435, $461 and $844, respectively.

        In 2007, we abandoned a software project and wrote off certain assets in our London office, which resulted in a total loss on disposal of approximately $0.7 million.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS

  Intangible Assets

        Intangible assets as of December 31, 2007 and 2008 consist of the following:

	2007
	Useful Lives	Gross	Amortization	Net
Customer relationships	7–11 years	$128,150	$(11,286)	$116,864
Acquired technology	5 years	25,279	(4,878)	20,401
Covenant not to compete	1–3 years	1,500	(208)	1,292
Proprietary process	7 years	8,870	(528)	8,342
Trade names	1–10 years	22,800	(2,245)	20,555
Trade names	Indefinite	6,700	—	6,700

Total		$193,299	$(19,145)	$174,154

	2008
	Useful Lives	Gross	Amortization	Net
Customer relationships	7–11 years	$128,150	$(23,751)	$104,399
Acquired technology	5 years	27,123	(10,013	17,110
Covenant not to compete	1–3 years	1,500	(771)	729
Proprietary process	7 years	8,870	(1,795)	7,075
Trade names	1–10 years	23,600	(4,573)	19,027

Total		$189,243	$(40,903)	$148,340

        In 2007, the Company acquired a covenant not to compete for the development of products and services which will support a broad range of corporate governance services for $1,250, of which $250 and $1,000 was paid during the years ended December 31, 2007 and 2008, respectively. The covenant not to compete is being amortized over its estimated useful life of three years.

        In 2008, the Company determined that the useful life of an ISS product tradename should be changed from indefinite life to a finite life tradename with an estimated useful life of 8 years. The change resulted due to the Company beginning an integration plan, in the fourth quarter of 2008, to transition the product tradename into the RiskMetrics tradename or a new tradename which reduced its expected useful life. In accordance with SFAS 142, the Company recorded a $5.9 million impairment charge for the product tradename which represented the difference between the fair value of the product tradename and related book value at the date of change. Such charge has been included in the impairment of goodwill and intangible asset caption within operating expenses on the accompanying statement of operations for the year ended December 31, 2008. As of December 31, 2008, the $800 fair value of the product tradename is included in finite live tradenames and will be amortized over its remaining useful life.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

Year ending December 31,
2009	$21,944
2010	21,839
2011	21,527
2012	16,649
2013	16,379

  Goodwill

        The Company completed the first step of its annual goodwill evaluation as of October 1, 2008 which indicated the carrying value of the ISS reporting unit exceeded its fair value. The fair value of the ISS reporting unit was determined using a combination of present value techniques, including a discounted cash flow, as well as fair values of comparable businesses. The decrease in fair value of the ISS reporting unit was primarily a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. The Company re-evaluated the fair value of the ISS reporting unit as of December 31, 2008 and noted a further decline in the fair value of the ISS reporting unit due to further declines in comparable market value multiples. Accordingly, the Company completed the second step of the goodwill evaluation in order to determine the implied fair value of ISS goodwill by performing a purchase price allocation as if ISS had been acquired on December 31, 2008. Based on the results of the fair value analysis, the carrying amount of ISS goodwill exceeded the implied value of goodwill and the difference of $154.2 million was recorded as a goodwill impairment charge during the year ended December 31, 2008.

        Goodwill changed during the year ended December 31, 2008 as follows:

Balance at January 1, 2008	$460,951
Impairment of goodwill	(154,169)
Tax benefit on exercise of stock options granted to ISS employees on acquisition (Note 3)	(631)
Accrual of CFRA sales tax liability (Note 12)	638
Adjustment to acquired ISS deferred taxes and income taxes	1,824

Balance as of December 31, 2008	$308,613

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

8. ACCRUED EXPENSES

        Accrued expenses as of December 31, 2007 and 2008 consist of the following:

	2007	2008
Accrued compensation and related tax	$28,490	$29,492
Accrued data expense	1,133	1,907
Accrued travel and entertainment	227	393
Accrued professional fees	1,813	1,392
Current portion of deferred rent	202	273
CFRA sales tax liability (Note 12)	—	1,836
Other accrued expenses	2,324	4,881

	$34,189	$40,174

9. DEBT

        In conjunction with the purchase of ISS on January 11, 2007, a subsidiary of the Company obtained $450 million of debt, of which $425 million was borrowed to complete the acquisition. The debt is comprised of two term loan facilities and a revolving credit facility. As of December 31, 2008 $290.6 million of debt remains outstanding under the first lien loan and no indebtedness remain outstanding under the second lien term loan or revolving credit facility. The maturity date of the first lien term loan is December 2013.

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

        The second lien term loan facility was for $125 million and accumulated interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America's "prime rate," plus a margin of 4.50%. In January 2008, the Company utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement, which has been included in other expenses for the year ended December 31, 2008 in the accompanying consolidated statements of operations. In conjunction with the repayment of the second lien term loan during the year ended December 31, 2008, the Company reduced the notional amount of the interest rate swap by $19.3 million, which resulted in other expense of $1.4 million in 2008 (Note 10).

        The effective interest rate on the Company's debt was 8.7% and 7.4% for the year ended December 31, 2007 and 2008, respectively.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

9. DEBT (Continued)

        In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts of the first lien credit facility in quarterly installments of $741, of which the next payment is due on June 30, 2009. Furthermore, starting January 1, 2008, the Company is required to make a mandatory payment equal to each year's excess cash flow depending on leverage ratios, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. During the year ended December 31, 2008, the Company made an excess cash flow principal payment of $6,381 for its first lien term loan. Based on the Company's consolidated leverage ratio as of December 31, 2008, no future excess cash flow payments would be required as long as that ratio is maintained. The Company is required to repay the aggregate principal remaining on the first lien term loan facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty.

        Scheduled repayments of balances outstanding as of December 31, 2008 are as follows:

2009	$2,224
2010	2,966
2011	2,966
2012	2,966
2013	279,497

$290,619

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

        The credit facilities include certain covenants related to the delivery of financial results, maintenance of properties and insurance, consolidated leverage ratio limitations and limitations of capital expenditures. Upon the occurrence of an event of default under the credit facilities, the lenders may require that all amounts outstanding be repaid immediately and terminate the Company's ability to

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

9. DEBT (Continued)

make further borrowings and foreclose on the collateral. Events relating to non-payment of amounts due under the credit facilities; breach of covenants; misrepresentation; insolvency of the Company; certain ERISA events; inability to pay the debts; change of control; invalidity of loan documents; certain judgments against any parties; cross-default; and failure of collateral agreements to be in effect are considered to be events of default after the passage of time or notice or both. As of December 31, 2008, we were in compliance with our credit agreements, and we are not aware of any future events or transactions that will impact such compliance.

        The Company incurred debt issuance costs of $10,074, which have been recorded on the accompanying consolidated balance sheet. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense on the accompanying statement of operations. In conjunction with the prepayment of the second lien loan during the year ended December 31, 2008, the Company wrote-off debt issuance costs of $2,377. Amortization expense, including write-offs, of debt issuance costs for the years ended December 31, 2007 and 2008 was $1,397 and $3,450, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

10. FAIR VALUE OF DERIVATIVE INSTRUMENTS

        Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 that apply to financial assets and liabilities that are measured at fair value within the financial statements, which provides a framework for measuring fair value under US GAAP. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. As of December 31, 2008 the Company had interest rate swap agreements which are valued using level 2 inputs as shown in the following table:

		Fair value at December 31, 2008, using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap liability	$22,311	$—	$22,311	$—

Total	$22,311	$—	$22,311	$—

        In February 2007, the Company entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company changed the fixed/variable interest-rate mix of its debt portfolio. The agreements effectively convert floating-rate

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

10. FAIR VALUE OF DERIVATIVE INSTRUMENTS (Continued)

debt into fixed-rate debt over the maturity life of the debt. This reduces the Company's risk of incurring higher interest costs in periods of rising interest rates and increases the Company's risk of paying higher interest costs in periods of decreasing interest rates. The interest rate swap agreements adjusted the Company's weighted average effective interest rate, which resulted in a gain (loss) being recorded in interest expense in the accompanying consolidated statements of operations..

        The Company's interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company's debt (see Note 9). As of December 31, 2007 and 2008, the swap agreements had a notional amount of $317,063 and $279,375, respectively. As of December 31, 2007 and 2008, the swap agreements had a fair value liability of $10,990 and $22,311, respectively, which is included in other long-term liabilities on the accompanying consolidated balance sheets.

        In conjunction with the prepayment of the second lien term loan during the year ended December 31, 2008 (Note 9), the Company reduced the notional amount of the interest rate swap by $19,300 in order to hedge the remaining debt outstanding. The reduction of the notional amount cost $1,364 and has been included in other expenses on the accompanying statement of operations for the year ended December 31, 2008.

        The notional amount of the swap amortizes over the life of the debt and results in gains and losses being recognized in interest expense in the accompanying consolidated statements of operations. The gain (loss) from the amortization and reduction of the swap agreement is summarized in the following table:

	Year Ended December 31,
	2007	2008
Gain (loss) from swap agreement	$595	$(5,881)

        These hedges of interest rate risk relating to the Company's debt have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings. Effective gains and losses have been included in the unrealized gain on cash flow hedges as a component of other comprehensive income (loss), net of tax.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES

  Income taxes

        The components of income (loss) before provision for income taxes are as follows:

	2006	2007	2008
Domestic	$20,529	$(1,423)	$(139,341)
Foreign	3,692	5,535	13,122

Total	$24,221	$4,112	$(126,219)

        The components of the tax (benefit) provision for the years ended December 31, 2006, 2007, and 2008 are as follows:

	2006	2007	2008
Federal:
Current	$4,976	$38	$164
Deferred	342	(724)	2,322

	5,318	(686)	2,486

State:
Current	1,857	53	1,682
Deferred	128	(44)	(3)

	1,985	9	1,679

Foreign:
Current	959	2,735	6,560
Deferred	(62)	(347)	(25)

	897	2,388	6,535

Total	$8,200	$1,711	$10,700

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

Deferred tax assets (liabilities) as of December 31, 2007 and 2008 consist of the following:

	2007	2008
Current:
Net operating loss carryforwards	$—	$1,210
Foreign tax credits, net of tax on unremitted earnings	—	915
R&D credits	—	439
Accounts receivable	140	305
Domestic production activity deduction and other liabilities	36	19
Prepaid expenses and accruals	(36)	(206)

Net current deferred tax assets before valuation allowance	140	2,682

Valuation allowance	—	(590)

Net current deferred tax assets	140	2,092

Long-term:
Intangibles	(49,307)	(42,035)
Capitalized development costs	(2,389)	(2,263)
Deferred revenue	123	(405)
R&D credits	450	—
Foreign tax credits	2,425	—
Net operating loss carry forwards	12,494	—
Capital loss	73	66
Deferred rent	462	437
Property and equipment	215	571
Stock based compensation	2,362	3,702
Unrealized loss on cash flow hedge	4,585	8,522

Net long-term deferred tax liabilities before valuation allowance	(28,507)	(31,405)

Valuation allowance	(119)	—

Net long-term deferred tax liabilities	(28,626)	(31,405)

Net deferred tax liabilities	$(28,486)	(29,313)

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

        The expected tax provision calculated at the statutory federal rate differs from the actual (benefit) provision for the years ended December 31, 2006, 2007, and 2008 as a result of the following:

	2006	2007	2008
Tax provision, at U.S. Federal statutory tax rate	$8,477	$1,439	$(44,176)
State and local income tax expense (benefit), net of U.S. federal taxes	1,290	6	1,088
Meals and entertainment	71	191	234
Nontaxable interest and dividends	(733)	(148)	—
Non-deductible stock option expense under SFAS 123(R)	832	953	469
APB23	—	—	607
Research and development credit	(685)	(465)	(561)
State and local credits	(370)	—	—
U.K. unrealized translation gain	(237)	(12)	(137)
Rate differential on foreign earnings	(190)	(382)	(596)
Section 199 deduction	(398)	39	(159)
Goodwill impairment	—	—	53,960
Other	143	90	(29)

Net tax provision	$8,200	$1,711	10,700

        As of December 31, 2008, the Company had fully utilized all U.S. federal net operating losses available but still has state net operating loss carryforwards available of approximately $16,585, which expire in 2026. In addition, the Company has foreign tax credits and research and development credits of approximately $1,522 and $439, which expire in 2018 and 2028, respectively. As of December 31, 2008 foreign net operating loss carryforwards approximated $791. Valuation allowances were recorded against all but approximately $200 of these NOL's.

  FIN 48

        As of December 31, 2008, the Company's unrecognized tax benefits totaled $2,017, all of which would favorably impact the Company's effective tax rate, if recognized. Interest and penalties accrued during the years ended December 31, 2007 and 2008 were $74 and $198, respectively.

        The Company's tax returns for 2005-2007 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to international and state taxing jurisdictions. Currently, the Company has been selected for audit by the Internal Revenue Service for 2006, New York City for 2004-2006, Illinois for 2005-2006, and Canada Revenue Agency for 2005-2006. As of December 31, 2007 and 2008, $259 and $457 was accrued for the payment of interest and penalties, respectively.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2008	$1,189
Additions based on tax positions related to the current year	174
Additions for tax positions of prior years	843
Reductions for tax positions of prior years	(189)

Balance as of December 31, 2008	$2,017

12. COMMITMENTS AND CONTINGENCIES

        The Company is committed to unrelated parties for the rental of office space under operating leases. ISS leases office space and equipment under various operating lease agreements. Certain of the non-cancellable leases contain a requirement for the Company to pay its share of any increases in operating expenses and real estate taxes. The lease agreements for RMG's and ISS' primary office space terminate in August 2012 and July 2012, respectively.

        As of December 31, 2008, minimum future rental payments under non-cancellable operating leases are as follows:

2009	$6,562
2010	6,295
2011	5,726
2012	4,126
2013	1,544
Thereafter	202

Total minimum lease payments	$24,455

        Rent expense on leases was $1,805, $6,689 and $8,488 for the years ended December 31, 2006, 2007 and 2008, respectively. The Company had collateralized its obligations to a lessor by pledging $1,076 and $1,599 in cash deposits classified as other assets on the accompanying consolidated balance sheets as of December 31, 2007 and 2008, respectively.

        During the year ended December 31, 2008, the Company incurred $465 of lease exit costs as a result of relocating the Company's London operations and closing its Washington DC office. Such expenses have been included in general and administrative expenses in the accompanying statement of operations.

        As a result of free rent periods, lease inducements and escalation clauses of operating leases, deferred rent balances of $1,127 and $1,488 are included in other long term liabilities and $202 and $273 of current liabilities are included in accrued expenses on the accompanying consolidated balance sheet at December 31, 2007 and 2008, respectively.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        Data Agreements—The Company has entered into agreements with other vendors to supply the Company with data, which have terms that extend through 2011. The aggregate minimum payments with respect to these data agreements as of December 31, 2008, are as follows:

2009	$7,682
2010	1,740
2011	353

Total	$9,775

        Contingencies—From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company's business, results of operations or financial condition.

        During 2008, the Company completed an internal study which determined certain sales tax liabilities are payable in connection with both the pre-acquisition and post-acquisition operational activity of CFRA. As a result, the Company entered into a voluntary agreement with the local taxing authority and agreed to pay a maximum and probable cost of $1,836, of which $1,438 relates to pre-acquisition activity. The Company has recovered $800 pursuant to an escrow agreement with the former equity owners of CFRA, comprised of $223 in cash and $577 in shares of the Company's common stock, and has recorded the recovery as a reduction to the CFRA purchase price (See Note 3). Accordingly, $398 of expense has been recorded in general and administrative expenses within the accompanying consolidated statement of operations for the year ended December 31, 2008, and $638 has been recorded as an adjustment to CFRA goodwill.

13. STOCKHOLDERS' EQUITY

        As of December 31, 2008, the authorized capital stock of the Company consisted of 200,000,000 shares of common stock, with a stated par value of $.01 per share. Effective in 2000, the Company began repurchasing shares of its common stock from employees and held these repurchased shares as treasury stock. During the years ended December 31, 2006 and 2007, 1,432,610 and 208,192 common shares were repurchased at a total cost of $9,018 and $3,257 which is included in stockholders' equity on the consolidated balance sheets. In 2007, the Company retired 10,329,405 shares held as treasury stock.

        In January 2007, the Company acquired ISS. As part of the consideration paid to ISS, 2,774,351 shares of the Company's common stock with an estimated fair value of approximately $42.4 million were issued. As well, former ISS employee options held were exchanged for 1,396,000 options of the Company with an estimated market value of approximately $16.3 million.

        In August 2007, the Company acquired CFRA. As part of the consideration paid in connection with the acquisition of CFRA, the Company issued 1,008,113 shares of common stock with an estimated fair value of $16.6 million.

        In January 2008, the Company completed an initial public offering (See Note 4).

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION

        The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock ("non-vested stock").

  Stock Options

        During 2000, the Company's Board of Directors adopted a Stock Option Plan (the "2000 Plan") that provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a one to four year period and have a ten-year contractual term. The maximum number of shares of the Company's common stock available for issuance under the 2000 Plan was 12,500,000, and no more than 4,000,000 were allowed to be issued in any calendar year. The Company retired the 2000 Plan and adopted a new option plan (the "2004 Plan"). As of December 31, 2008, 5,581,159 options issued under the 2000 Plan remain outstanding.

        The 2004 Plan provides for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a three to four year period and have a ten-year contractual term. To satisfy options granted under the Plan, the Company may make common stock available from authorized but unissued shares or shares held in treasury by the Company. The maximum number of shares of the Company's common stock available for issuance under the 2004 Plan is 7,500,000. Subsequent to the acquisition of ISS, the Company retired the 2004 plan and adopted a new option plan (the "2007 plan"). As of December 31, 2008, 4,391,343 options issued under the 2004 Plan remain outstanding.

        In January 2007, the Company's Board of Directors adopted a stock option plan covering the employees from ISS (the "ISS Plan"), which resulted in the rollover of 1,396,000 fully-vested options from ISS. Under the terms of the ISS Plan, no additional options are to be issued. As of December 31, 2008, 161,442 options issued under the ISS Plan remain outstanding.

        In January 2007 the Company's Board of Directors adopted a Stock Option Plan (the "2007 Plan") that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which generally vest over a four year period and have a ten-year contractual term. The maximum number of shares of the Company's common stock available for issuance under the 2007 Plan is 6,500,000. As of December 31, 2008, 2,685,643 options issued and 235,039 shares of non-vested stock granted under the 2007 Plan remain outstanding.

        As of December 31, 2008, approximately 3,322,805 shares remain available for grant for stock options and non-vested stock.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

        Summarized information relative to the Company's stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2007	13,361,282	$5.79
Granted*	1,701,500	17.54
Exercised	(1,611,358)	3.67
Forfeited	(631,837)	14.27

Outstanding—December 31, 2008	12,819,587	$7.20

    *
    Immediately prior to the consummation of the initial public offering, the Company granted 1,563,500 stock options to its employees at an exercise price equal to the initial public offering price of $17.50 per share, including an aggregate of 1,031,500 options related to 2007 compensation for certain employees and an aggregate of 532,000 options to all full time employees, representing a one-time grant of 500 options to each of our employees. In addition, the Company granted 138,000 options subsequent to the initial public offering at various times during 2008.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

        The Company's stock options outstanding at December 31, 2008 were as follows:

	Outstanding Options			Options Exercisable
Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 1.20	911,643	2.08	$1.20	911,643	$1.20
1.49	83,499	2.94	1.49	83,499	1.49
2.00	2,971,631	3.76	2.00	2,971,629	2.00
2.33	4,505	4.16	2.33	4,505	2.33
2.40	1,697,885	5.01	2.40	1,697,885	2.40
3.42	20,365	4.83	3.42	20,365	3.42
3.75	234,525	5.68	3.75	234,525	3.75
4.46	15,141	5.76	4.46	15,141	4.46
4.80	1,208,520	6.03	4.80	1,089,146	4.80
5.05	17,837	6.35	5.05	17,837	5.05
5.94	20,095	7.12	5.94	20,095	5.94
6.00	241,262	6.60	6.00	190,326	6.00
7.20	1,649,272	7.07	7.20	1,162,734	7.20
15.29	2,134,014	8.19	15.29	803,290	15.29
16.50	100,393	8.29	16.50	23,083	16.50
17.50	1,424,000	9.05	17.50	225,501	17.50
18.01	75,000	9.76	18.01	—	18.01
19.95	10,000	9.34	19.95	—	19.95

	12,819,587	5.94	7.20	9,471,204	4.63

        Of the unvested options as of December 31, 2008, 2,756,057 are expected to vest in the future.

        The options granted in conjunction with the ISS acquisition replaced fully vested options held from former ISS employees. The fair value related to these 1,396,000 fully vested options is included within purchase price consideration (see Note 3) and therefore no additional compensation expense was or will be recorded prospectively by the Company.

        The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Year Ended December 31,
	2006	2007	2008
Risk-free interest rate	4.7%	4.7%	2.6%
Expected term (in years)	5.0	4.5	4.5
Expected stock price volatility	31%	29%	35%
Expected dividend yield	None	None	None

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

The weighted-average fair value per share for options granted during the years ended December 31, 2006, 2007 and 2008, was $4.72, $5.02 and $5.81, respectively.

        During the year ended December 31, 2007, the Company granted the following stock options with exercise prices as follows:

Grant Dates	Number of Stock Options Granted	Fair Value of Common Stock		Exercise Price	Intrinsic Value
January 11, 2007	1,396,000	15.29	*	15.29	—
May 17, 2007	1,733,250	15.29	*	15.29	—
July 26, 2007	20,000	16.50	**	16.50	—
August 1, 2007	164,243	16.50	***	16.50	—

*
The fair value was determined based on a third party transaction involving the acquisition of ISS and corporate restructuring which resulted in a total enterprise value, and was based upon an agreed-upon exchange ratio which was implicitly equivalent to $15.29 per share. The board of directors determined that the exercise price for options issued at the time of the ISS acquisition should be at this per share value.

**
The fair value was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency, and reviewed by the board of directors.

***
The fair value was determined based on a third party transaction involving the acquisition of CFRA which resulted in a total enterprise value, and was based upon an agreed-upon exchange ratio which was implicitly equivalent to $16.50 per share. The board of directors determined that the exercise price for options issued at the time of the CFRA acquisition should be at this per share value.

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

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

  Non-vested Stock

        Stock-based compensation for non-vested stock is measured at the grant date based on the fair value of the Company's common stock, and the cost is recognized ratably over the vesting period. The following table summarizes non-vested stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2007	—	$—
Granted	347,821	16.50
Vested	—	—
Forfeited	(1,212)	16.50

Unvested Shares at December 31, 2007	346,609	16.50
Granted	54,983	22.56
Vested	(147,766)	16.50
Forfeited	(18,787)	16.50

Unvested Shares at December 31, 2008	235,039	$18.01

        As of December 31, 2008, there was approximately $14,423 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a period of four years.

15. EARNINGS PER SHARE

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

        In computing earnings per share for the years ended December 31, 2006, 2007 and 2008, the difference between basic and diluted number of shares outstanding is as follows:

	Year Ended December 31,
	2006	2007	2008
Basic number of weighted-average shares outstanding	42,655,069	46,380,175	59,970,438
Effect of dilutive securities—Employee stock options and non-vested stock	5,308,597	7,984,571	—

Diluted number of weighted-average shares outstanding	47,963,666	54,364,746	59,970,438

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

15. EARNINGS PER SHARE (Continued)

        Options and non-vested stock of 1,714,586, 2,184,693 and 9,281,199 common shares during the years ended December 31, 2006, 2007, and 2008, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

16. RELATED PARTY TRANSACTIONS

        In May 2008, the Company entered into a contract for the sale of Market Risk products to Duff Capital Advisors which expires on March 31, 2009. Philip Duff, a director of the Company, is the founder, CEO and General Partner of Duff Capital Advisors. The Company recognized revenue of $674 for the Duff Capital Advisors contract for the year ended December 31, 2008.

17. EMPLOYEE BENEFIT PLANS

        The Company sponsors a 401(k) plan whereby the participants may elect to defer eligible compensation up to governmental limitations and the Company may make contributions to the plan. Expense related to the 401(k) plan was approximately $680, $1,687 and $3,182 for the years ended December 31, 2006, 2007 and 2008, respectively.

18. SEGMENT INFORMATION

        Prior to the acquisition of ISS on January 11, 2007, RMG operated within one segment, RiskMetrics, with various product offerings made available to our customers.

        As of December 31, 2007 and 2008, the Company has two reportable segments, the RiskMetrics business and the ISS business. These designations have been made as the discrete operating results of these segments are reviewed by the Company's chief operating decision maker to assess performance and make operating and asset allocation decisions. All intersegment transactions have been eliminated in the consolidated financial statements. The Company allocates corporate and other shared services to each segment based on the employee's geographic location and headcount. Goodwill and intangible assets acquired in connection with the ISS and CFRA acquisition are included in the ISS segment assets.

        The RiskMetrics business is a provider of multi-asset, position-based risk and wealth management products and services. The business provides clients with comprehensive, interactive products and services that allow them to measure and quantify portfolio risk across security types, geographies and markets. The products and services enable the clients to make more informed investment decisions, monitor and comply with exposure and risk limits; provide greater transparency to both internal audiences and external constituencies and meet regulatory and reporting requirements.

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

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

        Results of operations by segment for the years ended December 31, 2007 and 2008 is as follows:

	RiskMetrics Business	ISS Business	Total
Year ended December 31, 2007:
Revenues	$121,126	$119,175	$240,301

Depreciation and amortization of property and equipment	4,439	2,980	7,419
Amortization of intangible assets	—	19,145	19,145
Other operating expenses	85,472	88,795	174,267

Income from operations	31,215	8,255	39,470

Interest, dividend and investment income			1,564
Interest expense			(36,922)

Income before income taxes			4,112
Provision for income taxes			1,711

Net income			2,401

Asset information at December 31, 2007
Segment assets	$52,158	$691,025	$743,183
Goodwill	—	$460,951	$460,951

	RiskMetrics Business	ISS Business	Total
Year ended December 31, 2008:
Revenues	$154,626	141,767	296,393

Depreciation and amortization of property and equipment	4,624	4,155	8,779
Amortization of intangible assets	78	21,680	21,758
Impairment of goodwill and other intangible asset	—	160,069	160,069
Other operating expenses	101,172	104,554	205,726

Income (loss) from operations	48,752	(148,691)	(99,939)

Interest, dividend and investment income			2,567
Interest expense			(26,234)
Other expense			(2,613)

Loss before income taxes			(126,219)
Provision for income taxes			10,700

Net loss			$(136,919)

Asset information at December 31, 2008
Segment assets	$187,392	$517,621	$705,013
Goodwill	—	$308,613	$308,613

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

        The following table summarizes revenue for the years ended December 31, 2006, 2007 and 2008 on a percentage basis by geographic region, based on the country in which the customer is located:

	2006	2007	2008
Americas	52.0%	62.0%	61.1%
EMEA (Europe, Middle East and Africa)	39.0%	31.4%	33.1%
Asia	9.0%	6.6%	5.8%

	100.0%	100.0%	100.0%

        At December 31, 2008, the Company's total assets located outside of the United States of America are $49,346 and receivables from customers outside of the United States of America are $11,755. All other financial instruments or assets located in foreign countries or denominated in foreign currencies were insignificant at December 31, 2008.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

19. UNAUDITED QUARTERLY FINANCIAL DATA

        Selected unaudited, quarterly financial data of the Company for the years ended December 31, 2007 and 2008 appears below:

	2007
	First Quarter(b)	Second Quarter	Third Quarter(c)	Fourth Quarter
Revenues	$52,365	$58,150	$62,159	$67,627

Operating costs and expenses:
Cost of revenues	16,593	19,368	20,705	20,651
Research and development	6,879	7,920	7,678	8,665
Selling and marketing	8,093	8,362	8,874	10,091
General and administrative	6,519	6,437	7,873	8,825
Depreciation and amortization of property and equipment	1,584	1,739	1,869	2,227
Amortization of intangible assets	4,189	4,434	5,104	5,418
Loss on disposal of property and equipment	—	2	—	732

Total operating costs and expenses	43,857	48,262	52,103	56,609

Income from operations	8,508	9,888	10,056	11,018

Interest, dividend and investment income (expense), net	(7,904)	(8,935)	(9,359)	(9,160)

Income before provision for income taxes	604	953	697	1,858
Provision for income taxes	283	447	326	655

Net income	$321	$506	$371	$1,203

Net income per share:
Basic(a)	$0.01	$0.01	$0.01	$0.03

Diluted	$0.01	$0.01	$0.01	$0.02

Weighted average shares outstanding:
Basic	45,016,364	45,600,151	47,239,323	47,626,734

Diluted	53,377,084	53,878,411	54,957,187	55,257,079

(a)
May not recalculate due to rounding.

(b)
The Company acquired ISS on January 11, 2007, see Note 3.

(c)
The Company acquired CFRA on August 1, 2007, see Note 3.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

(Amounts in thousands, except share and per share amounts)

19. UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$71,220	$74,126	$75,554	75,493

Operating costs and expenses:
Cost of revenues	22,704	23,176	23,507	24,000
Research and development	10,461	10,405	11,248	9,479
Selling and marketing	9,206	9,280	9,045	5,671
General and administrative	9,205	9,538	8,959	9,720
Depreciation and amortization of property and equipment	2,115	2,165	2,153	2,346
Amortization of intangible assets	5,456	5,456	5,398	5,448
Impairment of goodwill and intangible assets	—	—	—	160,069
Loss on disposal of property and equipment	22	4	57	39

Total operating costs and expenses	59,169	60,024	60,367	216,772

Income (loss) from operations	12,051	14,102	15,187	(141,279)

Interest, dividend and investment income (expense), net	(11,477)	(5,000)	(4,860)	(4,943)

Income (loss) before provision for income taxes	574	9,102	10,327	(146,222)
Provision for income taxes	227	3,556	4,045	2,872

Net income (loss)	$347	$5,546	$6,282	$(149,094)

Net income per share:
Basic	$0.01	$0.09	$0.10	$(2.43)

Diluted	$0.01	$0.08	$0.09	$(2.43)

Weighted average shares outstanding:
Basic	57,161,701	60,522,656	60,780,651	61,392,215

Diluted	64,811,753	68,046,927	68,409,343	61,392,215

20. SUBSEQUENT EVENTS

        On February 13, 2009, the Company signed a definitive stock purchase agreement to acquire all of the outstanding capital stock of Innovest Strategic Advisors ("Innovest") for approximately $16 million in cash, subject to a minimum working capital balance of $1.0 million. Innovest is an international investment research and advisory firm specializing in analyzing "non-traditional" drivers of risk and shareholder value, including companies' performance on environmental, social and strategic governance issues. The purpose of this acquisition is to enhance the product offerings and services the Company may offer its customers in assessing risk within the environmental, social and governance sectors.

        On February 23, 2009 the Company granted 823,500 stock options to its employees at an exercise price of $11.96 per share, which was equal to the closing price of the Company's stock on the date of grant.

* * * * * * * * * *