Form 10-Q
period 2009-03-31
RiskMetrics Group Inc
filed 2009-05-05
CIK 1295172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2009 was:

Class	Outstanding
Common stock $.01 par value	61,638,440

RiskMetrics Group, Inc

Index to Form 10-Q

Page Number
PART I — FINANCIAL INFORMATION
Item 1— Financial Statements
Condensed Consolidated Financial Statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 (unaudited):
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Item 4 — Controls and Procedures

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Item1A—Risk Factors
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 4 — Exhibits

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,328	$170,799
Accounts receivable, net	52,179	42,319
Deferred tax assets	2,441	2,092
Income taxes receivable	—	4,562
Other receivables and prepaid expenses	7,325	5,666
Total current assets	221,273	225,438
Intangibles—net	148,848	148,340
Goodwill	318,659	308,613
Property and equipment—net	14,450	15,400
Deferred financing costs	4,968	5,227
Other assets	2,725	1,995
TOTAL ASSETS	$710,923	$705,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$4,821	$1,981
Accrued expenses	20,546	40,174
Income taxes payable	1,569	—
Debt, current portion	2,965	2,224
Deferred revenue, current portion	120,862	109,525
Other current liabilities	211	211
Total current liabilities	150,974	154,115
LONG-TERM LIABILITIES
Debt	287,654	288,395
Deferred tax liabilities	31,125	31,405
Deferred revenue	1,336	1,364
Other long-term liabilities	25,011	26,567
Total liabilities	$496,100	$501,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—200,000,000 authorized; 61,774,324 and 61,673,960 issued and 61,531,170 and 61,430,806 outstanding at March 31, 2009 and December 31, 2008, respectively	$618	$617
Treasury stock—243,154 shares	(579)	(579)
Additional paid-in capital	434,101	431,781
Accumulated other comprehensive loss	(16,447)	(17,255)
Accumulated deficit	(202,870)	(211,397)
Total stockholders’ equity	214,823	203,167
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$710,923	$705,013

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

(In thousands, except share and per share amounts)

	2009	2008
REVENUES	$77,381	$71,220
OPERATING COSTS AND EXPENSES:
Cost of revenues	23,322	22,704
Research and development	10,137	10,461
Selling and marketing	7,067	9,206
General and administrative	10,607	9,205
Depreciation and amortization of property and equipment	1,955	2,115
Amortization of intangible assets	5,592	5,456
Loss on disposal of fixed assets	—	22
Total operating costs and expenses (1)	58,680	59,169
INCOME FROM OPERATIONS	18,701	12,051

INTEREST, DIVIDEND, INVESTMENT, AND OTHER INCOME (EXPENSE), NET:

Interest, dividend and investment income	193	299
Interest expense (Note 7)	(5,386)	(9,163)
Other expenses (Notes 7 & 8)	—	(2,613)
Total interest, dividend, investment, and other income (expense), net	(5,193)	(11,477)
INCOME BEFORE PROVISION FOR INCOME TAXES	13,508	574
PROVISION FOR INCOME TAXES	4,981	227
NET INCOME	$8,527	$347

NET INCOME PER SHARE:
Basic	$0.14	$0.01
Diluted	$0.13	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	61,464,761	57,161,701
Diluted	67,342,539	64,811,753

(1) Includes stock-based compensation expense of:

	Three months ended March 31,
	2009	2008

Cost of revenues	$610	$1,558
Research and development expenses	520	781
Selling and marketing expenses	338	321
General and administrative expenses	340	701
Total stock-based compensation expense	$1,808	$3,361

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

(In thousands, except share amounts)

	Common Shares			Additional	Accumulated Other		Total
	Number of Shares Issued	Amount	Treasury Stock	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

BALANCE—January 1, 2009	61,673,960	$617	$(579)	$431,781	$(17,255)	$(211,397)	$203,167
Comprehensive income:
Net income	—	—	—	—	—	8,527	8,527
Foreign currency translation adjustment	—	—	—	—	(154)	—	(154)
Net unrealized gain on cash flow hedge, net of deferred tax liability of $590	—	—	—	—	962	—	962
Total comprehensive income	—	—	—	—	—	—	9,335

Common shares issued upon exercise of stock options	86,350	1	—	220	—	—	221
Tax benefit associated with exercise of stock options	—	—	—	292	—	—	292
Stock-based compensation	—	—	—	1,808	—	—	1,808
Issuance of common stock (Note 11)	14,014	—	—	—	—	—	—

BALANCE—March 31, 2009	61,774,324	$618	$(579)	$434,101	$(16,447)	$(202,870)	$214,823

Disclosure of realized loss:
Unrealized loss on cash flow hedge	$(614)
Realized loss for cash flow hedge settlement, net of tax benefit (Note 8)	(1,576)
Net unrealized gain on cash flow hedge	$962

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED) (Amounts in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,527	$347
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of property and equipment	1,955	2,115
Provision for bad debts	266	176
Amortization of intangible assets	5,592	5,456
Amortization of debt issuance costs	260	2,670
Stock-based compensation	1,808	3,361
Tax benefit associated with exercise of stock options	(292)	(1,458)
Loss on disposal of fixed assets	—	22
Changes in assets and liabilities (net of assets and liabilities acquired):
Increase in accounts receivable	(9,118)	(19,550)
Decrease (increase) in income and deferred taxes	4,901	(632)
Increase in other receivables and prepaid expenses	(1,650)	(264)
Increase in other assets	(824)	(54)
Increase in deferred revenue	10,421	11,062
Increase (decrease) in trade accounts payable	2,826	(2,828)
Decrease in accrued expenses and other liabilities	(20,376)	(13,362)
Net cash provided (used) by operating activities	4,296	(12,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(608)	(1,777)
Cash paid to acquire Innovest (net of cash acquired of $1,190)	(14,883)	—
Net cash used in investing activities	(15,492)	(1,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(125,750)
Gross proceeds from equity offering	—	197,400
Equity offering expenses	—	(1,073)
Excess tax benefit associated with exercise of stock options	292	1,458
Proceeds from exercise of stock options	221	2,682
Net cash provided by financing activities	513	74,717
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(788)	(109)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,471)	59,892
CASH AND CASH EQUIVALENTS—Beginning of period	170,799	27,455
CASH AND CASH EQUIVALENTS—End of period	$159,328	$87,347
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,055	$6,472
Cash paid for taxes	$510	$1,651
NON CASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit associated with exercise of ISS stock options	$—	$596

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

1. OVERVIEW AND BASIS OF PRESENTATION

Company Overview—RiskMetrics Group, Inc. (“the Company” or “RMG”) is a provider of risk management and corporate governance products and services to participants in the global financial markets. The Company’s products and services enable its clients to better understand and manage the risks associated with their financial holdings, provide greater transparency to their internal and external constituencies, satisfy regulatory and reporting requirements and make more informed investment decisions. The Company provides its products and services across multiple asset classes, markets and geographies to a diverse client base including asset managers, hedge funds, pension funds, banks, insurance companies, financial advisors and corporations. The Company operates in two business segments, the “RiskMetrics business” and the “ISS business”.

Principles of Consolidation and Basis of Presentation—The condensed consolidated financial statements include the accounts of RMG and its wholly owned-subsidiaries which are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2008 condensed consolidated financial statement information has been derived from the 2008 audited consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Use of Estimates and Significant Accounting Policies—The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, the fair value of acquired assets and liabilities, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to the Company’s significant accounting policies since December 31, 2008 other than as discussed below.

Effects of Recently Issued Accounting Standards—On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (previously minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS. 160 and was effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Application of SFAS 141(R) and SFAS 160 is generally required to be adopted prospectively, except for certain provisions of SFAS 141(R) and SFAS 160, which are required to be adopted retrospectively upon adoption. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of Statement No.141(R).The Company adopted SFAS 141R and SFAS 160 effective January 1, 2009 and the impact of such adoption will be dependent upon the business combinations the Company pursues.  The Company accounted for the acquisition of Innovest Strategic Value Advisors, Inc. (“Innovest”) in accordance with SFAS 141R (see Note 4).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The Company adopted SFAS 161 on January 1, 2009 and has included the required disclosures regarding the fair value of derivative instruments in Note 8.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted FSP FAS 142-3 on January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

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

4. INNOVEST ACQUISITION

On March 2, 2009, the Company acquired all of the outstanding common stock of Innovest for $16.1 million in cash.  Innovest is an international investment research and advisory firm specializing in analyzing “non-traditional” drivers of risk and shareholder value, including companies’ performance on environmental, social and strategic governance issues.  The purpose of this acquisition is to enhance the product offerings and services the Company may offer its customers in assessing risk within the environmental, social and governance sectors.  The acquisition has been accounted for as a purchase, and the operating results of Innovest have been included within the ISS segment in the condensed consolidated financial statements since the date of its acquisition.

The aggregate consideration paid for the acquisition is as follows:

Total cash purchase consideration	$16,073
Less: cash acquired	1,190
Total cash paid	$14,883

The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based on management’s estimates:

Cash	1,190
Accounts receivable	1,256
Property and equipment and non current assets	259
Deferred tax assets	1,934
Intangible assets	6,100
Goodwill	10,046
Total assets acquired	20,785
Accounts payable	(18)
Accrued expenses and other current liabilities	(633)
Deferred tax liability	(2,416)
Deferred revenue	(1,645)
Net assets acquired	$16,073
Goodwill	10,046
Identifiable intangible assets	6,100
Net liabilities assumed	(73)
Total purchase consideration	$16,073

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has provided for a deferred tax liability representing the difference between the estimated book and tax basis of the net assets acquired. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill, which is not expected to be deductible for tax purposes. The Company recorded a deferred tax asset for acquired net operating losses which are expected to be utilized over a period of approximately 6 years.

Revenue included in the condensed consolidated statements of operations for the three months ended March 31, 2009 pertaining to Innovest was approximately $0.6 million and net earnings were not significant.

The Company incurred acquisition related expenses of $0.2 million in connection with the acquisition and such costs are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009. In addition, the purchase consideration was reduced by $0.2 million of employee severance costs and during the three months ended March 31, 2009 the Company incurred a total of $0.5 million of employee severance costs as a result of reorganizing the ISS business due to the Innovest acquisition.  Such expenses have been included in general and administrative expenses in the accompanying statement of operations.

The purchase price for Innovest was determined based on a valuation of market value comparables and future projections of discounted cash flows. The Company believes the purchase price reflects the financial prospects of the existing business as well as the significant opportunities for revenue growth, cost savings and other synergies, including the ability to cross-sell to one another’s clients, and offer more comprehensive and diverse services. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset under SFAS 141R and is therefore reflected as goodwill within the ISS segment.  The amounts and useful lives allocated to intangible assets were as follows:

Customer relationships	$4,770	10 years
Covenant not to compete	170	2 years
Trade name	560	1 year
Customer contracts	290	1 year
Proprietary process	310	5 years
Total intangible assets	$6,100

The purchase price allocation for Innovest is not complete as the acquisition occurred in March 2009 and the Company is still in the process of reviewing the valuation of assets and liabilities acquired.

The following table summarizes unaudited pro forma financial information for the three months ended March 31, 2009 and 2008 assuming the Innovest acquisition had occurred on January 1, 2008.

	2009	2008
	(in thousands, except per share amounts)
Revenues	$78,701	$72,842
Income from operations	18,333	11,817
Net income	8,167	116
Net income per share:
Diluted	$0.12	$0.00

These unaudited pro forma results are intended for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the Innovest acquisition been in effect at the beginning of the periods presented, or of future results of the combined operations.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$132,920	$(26,907)	$106,013
Acquired technology	5 years	27,123	(11,353)	15,770
Covenant not to compete	1–3 years	1,670	(882)	788
Proprietary process	5-7 years	9,180	(2,117)	7,063
Trade names	1–10 years	24,160	(5,212)	18,948
Customer contracts	1 year	290	(24)	266
Total		$195,343	$(46,495)	$148,848

	December 31, 2008
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$128,150	$(23,751)	$104,399
Acquired technology	5 years	27,123	(10,013)	17,110
Covenant not to compete	1–3 years	1,500	(771)	729
Proprietary process	7 years	8,870	(1,795)	7,075
Trade names	1–10 years	23,600	(4,573)	19,027
Total		$189,243	$(40,903)	$148,340

Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

Remainder of year ending December 31, 2009	$17,563
Years ending December 31,
2010	$22,605
2011	$22,080
2012	$17,188
2013	$16,918

Goodwill changed during the three months ended March 31, 2009 as follows:

Balance at January 1, 2009	$308,613
Goodwill from Innovest acquisition	10,046
Balance as of March 31, 2009	$318,659

6. ACCRUED EXPENSES

Accrued expenses as of March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Accrued compensation and related tax	$11,901	$29,492
Accrued data expense	1,379	1,907
Accrued travel and entertainment	359	393
Accrued professional fees	1,132	1,392
Current portion of deferred rent	203	273
Other accrued expenses	5,572	6,717
	$20,546	$40,174

7.  DEBT

 The Company’s debt is comprised of two term loan facilities and a revolving credit facility.  As of March 31, 2009, and December 31, 2008, $290.6 million of debt remains outstanding under the first lien loan and no indebtedness remains outstanding under the second lien term loan or revolving credit facility.  The maturity date of the first lien term loan is December 2013.

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

The second lien term loan facility was for $125 million and accumulated interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America’s “prime rate,” plus a margin of 4.50%. In January 2008, the Company utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement, which has been included in other expenses for the three months ended March 31, 2008.

The effective interest rate on the Company’s debt was 7.1% and 7.9% for the three months ended March 31, 2009 and 2008, respectively.

In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts of the first lien credit facility in quarterly installments of $741, of which the next payment is due on June 30, 2009. Furthermore, the Company is required to make a mandatory payment equal to each year’s excess cash flow depending on leverage ratios, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. Based on the Company’s consolidated leverage ratio as of March 31, 2009, no future excess cash flow payments would be required as long as that ratio is maintained. The Company is required to repay the aggregate principal remaining on the first lien term loan facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty.

Scheduled repayments of balances outstanding as of March 31, 2009 are as follows:

For the twelve months ending March 31,
2010	$2,965
2011	2,966
2012	2,966
2013	2,966
2014	278,756
$290,619

The Company has guaranteed the payment and performance of the credit facilities. The Company has pledged all of its assets as collateral against the debt.

The Company incurred debt issuance costs of $10,074, which have been recorded on the accompanying condensed consolidated balance sheet, net of amortization. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense on the accompanying statement of operations. In conjunction with the prepayment of the second lien loan during the three months ended March 31, 2008, the Company wrote-off debt issuance costs of $2,377.  The following table summarizes amortization of debt issuance costs, including the write-off of debt issuance costs in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Amortization of debt issuance costs	$260	$2,670

8. FAIR VALUE OF DERIVATIVE INSTRUMENTS

The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the fair value asset or liability of derivative instruments, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. As of March 31, 2009 the Company had interest rate swap agreements which are valued using level 2 inputs as shown in the following table:

		Fair value at March 31, 2009, using:
		Quoted prices in	Significant	Significant
		active markets for	other	unobservable
		identical assets	observable inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$20,758	$—	$20,758	$—
Total included in other long term liability	$20,758	$—	$20,758	$—

In February 2007, the Company entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company changed the fixed/variable interest-rate mix of its debt portfolio. The agreements effectively convert floating-rate debt into fixed-rate debt over the maturity life of the debt. This reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and increases the Company’s risk of paying higher interest costs in periods of decreasing interest rates. The interest rate swap agreements adjusted the Company’s weighted average effective interest rate, which resulted in a gain (loss) being recorded in interest expense in the accompanying condensed consolidated statements of operations.

The Company’s interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company’s debt (see Note 7). As of March 31, 2009 and December 31, 2008, the swap agreements had a notional amount of $253,050 and $279,375, respectively. As of March 31, 2009 and December 31, 2008, the swap agreements had a fair value liability of $20,758 and $22,311, respectively, which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

In conjunction with the prepayment of the second lien term loan during the three months ended March 31, 2008 (Note 7), the Company reduced the notional amount of the interest rate swap by $19,300 in order to hedge the remaining debt outstanding.  The cost for the reduction of the notional was $1,364 and has been included in other expenses on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008.

The notional amount of the swap amortizes over the life of the debt and results in gains and losses being recognized in interest expense in the accompanying condensed consolidated statements of operations. The (loss) gain from the amortization and reduction of the swap agreement is summarized in the following table:

	Three Months Ended March 31,
	2009	2008
(Loss) gain from swap agreement	$(2,542)	$(215)

These hedges of interest rate risk relating to the Company’s debt have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings. Effective gains and losses have been included in the unrealized loss on cash flow hedges as a component of other comprehensive income, net of tax.

9. INCOME TAXES

The Company’s effective tax rate for the provision for income taxes was 36.9% and 39.5% for the three months ended March 31, 2009 and 2008, respectively.  The effective tax rate of 36.9% for the three months ended March 31, 2009 reflects the Company’s estimate of the effective tax rate during the period.

As of March 31, 2009, the Company’s unrecognized tax benefits totaled $2,118, all of which would favorably impact the Company’s effective tax rate, if recognized. Over the next nine months, an increase of $302 will be recorded for unrecognized tax benefits and such increase will unfavorably impact the Company’s income tax provision.  Interest and penalties accrued during the three months ended March 31, 2009 and 2008 were $32 and $198, respectively.

The Company’s tax returns for 2005-2007 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to international and state taxing jurisdictions. Currently, the Company (or one of its subsidiaries) has been selected for audit by the Internal Revenue Service for 2006 and 2007, New York City for 2004-2006, and Canada Revenue Agency for 2005-2006. As of March 31 2009 and December 31, 2008, $489 and $457 were accrued for the payment of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2009	$2,017
Additions based on tax positions related to the current year	69
Additions for tax positions of prior years	32
Reductions for tax positions of prior years	—
Balance as of March 31, 2009	$2,118

10. COMMITMENTS AND CONTINGENCIES

The Company is committed to unrelated parties for the rental of office space under operating leases. As of March 31, 2009, minimum future rental payments under operating leases are as follows:

For the twelve months ending March 31,
2010	$7,259
2011	7,146
2012	6,733
2013	4,160
2014	2,309
Thereafter	6,409
Total minimum lease payments	$34,016

During the three months ended March 31, 2009 the Company signed an 11 year operating lease agreement for its new ISS headquarters in Rockville, Maryland for a total rent commitment of approximately $10.4 million.   The term of the lease agreement does not commence until the facilities are completed by the lessor and are ready for occupancy, which is expected to occur during the second half of 2009.   The lease includes certain free rent periods and lease escalation clauses, however, the Company will record rent expense on a straight-line basis each month beginning upon commencement of the lease.

During the three months ended March 31, 2009 and 2008 the Company incurred lease exit costs of $607 and $198, respectively, as a result of moving various Company operations.  Such expenses have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Data Agreements—The Company has entered into agreements with various vendors to supply the Company with data. The aggregate minimum payments with respect to these data agreements as of March 31, 2009, are as follows:

For the twelve months ending March 31,
2010	$7,482
2011	1,720
2012	91
Total	$9,293

Contingencies—The Company has no pending litigation matters against it that it considers to be material nor has the Company initiated any litigation against any parties.

11. STOCK-BASED COMPENSATION

The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock (“non-vested stock”).

Stock Options

During 2000, the Company’s Board of Directors adopted a Stock Option Plan (the “2000 Plan”) that provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a one to four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2000 Plan was 12,500,000, and no more than 4,000,000 were allowed to be issued in any calendar year. The Company retired the 2000 Plan and adopted a new option plan (the “2004 Plan”). As of March 31, 2009, 5,518,034 options issued under the 2000 Plan remain outstanding.

The 2004 Plan provides for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a three to four year period and have a ten-year contractual term. To satisfy options granted under the Plan, the Company may make common stock available from authorized but unissued shares or shares held in treasury by the Company. The maximum number of shares of the Company’s common stock available for issuance under the 2004 Plan is 7,500,000. The Company retired the 2004 plan and adopted a new option plan (the “2007 plan”). As of March 31, 2009, 4,361,193 options issued under the 2004 Plan remain outstanding.

In January 2007, the Company’s Board of Directors adopted a stock option plan covering the employees from ISS (the “ISS Plan”), which resulted in the rollover of 1,396,000 fully-vested options. Under the adoption of this ISS Plan, no additional options are to be issued. As of March 31, 2009, 160,242 options issued under the ISS Plan remain outstanding.

In January 2007 the Company’s Board of Directors adopted a Stock Option Plan (the “2007 Plan”) that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which vest over a four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2007 Plan is 6,500,000. As of March 31, 2009, 3,516,060 options and 223,559 shares of non-vested stock granted under the 2007 Plan remain outstanding.

Summarized information relative to the Company’s stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2009	12,819,587	$7.20
Granted	973,500	$11.82
Exercised	(86,350)	$2.56
Forfeited	(151,208)	$16.69
Outstanding—March 31, 2009	13,555,529	$7.46

The Company’s stock options outstanding as of March 31, 2009 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.00-5.00	7,075,264	4.05	$2.54	7,070,887	$2.54
5.01-10.00	1,913,941	6.76	7.02	1,402,403	7.02
10.01-15.00	961,500	9.91	11.81	—	—
15.01-20.00	3,604,824	8.16	16.21	1,553,387	16.21
	13,555,529	5.94	$7.34	10,026,677	$5.24

Of the unvested options as of March 31, 2009, 3,105,390 are expected to vest in the future.  As of March 31, 2009 the intrinsic value of stock options outstanding and exercisable was approximately $94.2 million and $90.7 million, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2009 was approximately $0.8 million.

The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	2.0%	2.6%
Expected term (in years)	5.6	4.5
Expected stock price volatility	46%	35%
Expected dividend yield	None	None

The weighted-average per share fair value of options granted was as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average per share fair value of options granted	$5.27	$5.63

Non-vested Stock

The following table summarizes non-vested stock activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2009	235,039	$18.01
Granted	4,313	$13.02
Vested	(14,014)	$12.36
Forfeited	(1,779)	$16.50
Unvested Shares at March 31, 2009	223,559	$14.97

The total fair value of shares vested during the three months ended March 31, 2009 was $173.   As of March 31, 2009, there was approximately $17,286 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans, which is expected to be recognized over a period of approximately four years.

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

In computing earnings per share for the three months ended March 31, 2009 and 2008, the difference between basic and diluted number of shares outstanding is as follows:

	Three Months Ended March 31,
	2009	2008
Basic number of weighted-average shares outstanding	61,464,761	57,161,701
Effect of dilutive securities— Employee stock options and non-vested stock	5,877,778	7,650,052
Diluted number of weighted-average shares outstanding	67,342,539	64,811,753

Options and non-vested stock of 4,140,515 and 1,341,138 common shares during the three months ended March 31, 2009 and 2008, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

13. SEGMENT INFORMATION

As of March 31, 2009, the Company has two reportable segments, the RiskMetrics business and the ISS business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating and asset allocation decisions. The Company allocates corporate and other shared services to each segment based on the employees’ geographic location, revenue allocation and headcount.

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

Results of operations by segment for the three months ended March 31, 2009 and 2008 is as follows:

	RiskMetrics Business	ISS Business	Total
Three months ended March 31, 2009:
Revenues	$40,194	$37,187	$77,381
Depreciation and amortization of property and equipment	1,086	869	1,955
Amortization of intangible assets	75	5,517	5,592
Other operating expenses	23,824	27,309	51,133
Income from operations	$15,209	$3,492	$18,701
Interest, dividend and investment income			193
Interest expense			(5,386)
Income before provision for income taxes			13,508
Provision for income taxes			4,981
Net income			$8,527
Asset information at March 31, 2009:
Segment assets	$184,526	$526,397	$710,923
Goodwill	$—	$318,659	$318,659

	RiskMetrics Business	ISS Business	Total
Three months ended March 31, 2008:
Revenues	$34,436	$36,784	$71,220
Depreciation and amortization of property and equipment	1,160	955	2,115
Amortization of intangible assets	—	5,456	5,456
Other operating expenses	23,989	27,609	51,598
Income from operations	$9,287	$2,764	$12,051
Interest, dividend and investment income			299
Interest expense			(9,163)
Interest expense			(2,613)
Income before provision for income taxes			574
Provision for income taxes			227
Net income			$347
Asset information at March 31, 2008:
Segment assets	$119,980	$693,350	$813,330
Goodwill	—	$460,355	$460,355

14. RELATED PARTY TRANSACTION

In May 2008, the Company entered into a contract for the sale of Market Risk products to Duff Capital Advisors which expired on March 31, 2009. Philip Duff, a director of the Company, is the founder, CEO and General Partner of Duff Capital Advisors. The Company recognized revenue of $247 for the Duff Capital Advisors contract for the three months ended March 31, 2009.

**********

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates or requires, as used in this Form 10-Q, references to “we,” “us,” “our” or the “company” refer to RiskMetrics Group, Inc., and its subsidiaries. References to “RiskMetrics” refer only to our subsidiary, RiskMetrics Solutions, Inc. and its subsidiaries, references to “ISS” refer only to our subsidiary Institutional Shareholder Services, Inc. and its subsidiaries.  In this Form 10-Q, all dollar amounts are expressed in thousands, unless indicated otherwise. References to our “clients” include each business unit, division or wholly-owned subsidiary of a parent company which has entered into a separate customer contract with us.

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and timing of events may differ significantly from those expressed or implied due to a number of factors, including those set forth in “Item 1A.—Risk Factors,” on our Form 10-K.

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

We benefit from a number of favorable attributes of our business model. These attributes include:

Subscription-based revenue model:  We sell our services primarily on an annual subscription basis and have historically experienced high renewal rates. Recurring revenues accounted for approximately 91.4% of our total revenues during the three months ended March 31, 2009, and we had a renewal rate of 83.5% during that time. Our subscription model and historically high renewal rates minimize volatility in our revenues and provide significant visibility for our future results.

Leveragable cost structure:  Because we provide our services from a common technology and data infrastructure, we benefit from economies of scale. As a result, we have generally been able to increase margins as our revenues have grown.

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

Our Revenues

We generate a substantial majority of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. These contracts generally renew automatically on an annual basis. Our products and services are generally priced based on the access to our applications and services, including research, voting and reports purchased. We do not generally price our products and services based on our clients’ assets under management (“AUM”). As a result, we are not directly subject to revenue fluctuations resulting from changes in our clients’ AUM. Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client.

Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the three months ended March 31, 2009, approximately 91.4% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 83.5% for the three months ended March 31, 2009, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of March 31, 2009 was $288.0 million.

We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 8.6% of total revenues during the three months ended March 31, 2009.

Annualized Contract Value (“ACV”)

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

Our annualized contract value for the RiskMetrics business and ISS business as of March 31, 2009, December 31, 2008, and March 31, 2008, as well as the percentage growth period over period is set forth, separately for each business, in the tables below.

Year-Over-Year Comparison

	As of March 31,
	2009	2008
RiskMetrics business annualized contract value	$159,994	$142,505
Percent growth	12.3%
ISS business annualized contract value (1)	$127,977	$125,059
Percent growth	2.3%

Sequential Comparison

	As of March 31, 2009	As of December 31, 2008
RiskMetrics business annualized contract value	$159,994	$160,200
Percent growth (decline)	(0.1)%
ISS business annualized contract value (1)	$127,977	$125,797
Percent growth	1.7%

(1)  Innovest was acquired on March 2, 2009 with $5.2 million of ACV, which is not included in ISS ACV as of December 31, 2008 and March 31, 2008.  Innovest ACV does not include any contracts where fees are based on the clients’ AUM, which currently have approximately $0.8 million of annual revenue.

The increase in consolidated ACV was driven by 2008 new Risk sales in both the alternative investment and asset management segments in the Americas and EMEA. Consolidated ACV of $288.0 million as of March 31, 2009 increased $2.0 million compared to December 31, 2008 due to the acquisition of Innovest and first quarter 2009 new sales being offset by non-renewals as well as the currency depreciation of the Euro and British pound.

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

The renewal rate for our RiskMetrics business and ISS business for the three months ended March 31, 2009 and 2008 is set forth separately for each business in the table below.

	Three Months Ended March 31,
	2009	2008
RiskMetrics business renewal rate	85.8%	87.7%
ISS business renewal rate	80.4%	89.6%

Non-Recurring Revenues

Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the three months ended March 31, 2009 and 2008 are set forth in the table below. Our non-subscription services include AUM fees, implementation, compensation advisory services and similar services and overages related to ISS’ Proxy Research and Voting business. Revenues from implementation and AUM are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients’ actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients’ overages are typically an indication of larger proxy voting contract renewals.

	Three Months Ended March 31,
	2009	2008
RiskMetrics business percent non-recurring revenue	1.5%	1.0%
ISS business percent non-recurring revenue	16.3%	15.4%

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

Other significant operating expenses are data, proxy voting fees, occupancy and telecommunications and web hosting costs. Since we deliver our products and services using a common data and technology infrastructure, we expect these expenses generally to increase at less than the rate of revenue growth. Overall, our goal is to keep the rate of growth of these operating expenses below the rate of growth of our revenues. However, in order to take advantage of growth opportunities, we may invest in our business in order to support increased revenue growth. This might result in variability in our operating margin in the short term.

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

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment includes depreciation of software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded over the respective useful lives of the related assets. Depreciation also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets’ useful life, and the amortization of capitalized software costs. Amortization expenses for leasehold improvements and capitalized software development costs are included in depreciation and amortization of property and equipment in the statement of operations.

Amortization of Intangible Assets

Amortization expense includes the amortization of finite life intangible assets such as acquired technology, customer relationships, trade names, license agreements, proprietary process and non-compete agreements, which are amortized over their estimated useful lives.

Adjusted EBITDA

The Adjusted EBITDA data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Three months ended
	March 31,		% Growth for
	2009	2008	three months

Adjusted EBITDA	$29,359	$23,203	26.5%

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

•                                          Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The table below sets forth a reconciliation of net income to Adjusted EBITDA on our historical results:

	Three months ended March 31,
	2009	2008
Net income	$8,527	$347
Interest, other income (expense), net	5,193	11,477
Income tax expense	4,981	227
Depreciation and amortization of property and equipment	1,955	2,115
Amortization of intangible assets	5,592	5,456
Stock-based compensation	1,808	3,361
Non-recurring expenses (a)	1,303	198
Loss on disposal of property and equipment	—	22
Adjusted EBITDA	$29,359	$23,203

(a)  Represents employee severance costs, acquisition costs, and lease exit costs.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with US GAAP. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, the fair value of acquired assets and liabilities, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to our significant accounting policies since December 31, 2008 except as discussed below in Effects of Recently Issued Accounting Pronouncements.

Results of Operations

Segments and Periods Presented

We currently operate in two segments, the “RiskMetrics business” and the “ISS business.”

Factors Affecting the Comparability of Results

The results of Innovest are not included in our results of operations until the acquisition date of March 2, 2009. Innovest supplements the ISS business to support its Financial Research and Analysis product and services offerings.

On January 25, 2008, we completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008.  We received net proceeds of $193.9 million from the offering. We did not receive any proceeds from the sale of the shares by the selling stockholders.  As such, weighted average common shares outstanding for the three months ended March 31, 2008 only includes the 12,100,000 additional shares sold in the initial public offering for a portion of that period. In addition, immediately prior to the completion of our initial public offering we granted each of our full-time employees an option to acquire 500 shares of our common stock, at an exercise price equal to the initial public offering price. Such grant resulted in stock-based compensation of $129 and $1,357 being recorded for the three months ended March 31, 2009 and 2008, respectively.

In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the three months ended March 31, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement. Such costs have been included in interest, dividend, investment and other income (expense), net in the statement of operations for the three months ended March 31, 2008.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Three months ended March 31,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$77,381	$71,220	$6,161	8.7%
Operating costs and expenses:
Cost of revenues	23,322	22,704	618	2.7%
Research and development	10,137	10,461	(324)	(3.1)%
Selling and marketing	7,067	9,206	(2,139)	(23.2)%
General and administrative	10,607	9,205	1,402	15.2%
Depreciation and amortization of property and equipment	1,955	2,115	(160)	(7.6)%
Amortization of intangible assets	5,592	5,456	136	2.5%
Loss on disposal of fixed assets	—	22	(22)	(100)%
Total operating costs and expenses(1)	58,680	59,169	(489)	(0.8)%
Income from operations	18,701	12,051	6,650	55.2%
Interest, dividend, investment and other income (expense), net	(5,193)	(11,477)	(6,284)	(54.8)%
Income before provision for income taxes	13,508	574	12,934	* %
Provision for income taxes	4,981	227	4,754	* %
Net income	$8,527	$347	$8,180	* %

* Exceeds 100%

(1) Includes stock-based compensation expense of $1,808 and $3,361 for the three months ended March 31, 2009 and 2008, respectively.

RiskMetrics Business

	Three months ended March 31,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$40,194	$34,436	$5,758	16.7%
Operating costs and expenses:
Cost of revenues	8,054	8,133	(79)	(0.9)%
Research and development	7,201	7,079	122	1.7%
Selling and marketing	3,648	4,330	(682)	(15.7)%
General and administrative	4,921	4,438	483	10.9%
Depreciation and amortization of property and equipment	1,086	1,160	(74)	(6.4)%
Amortization of intangible assets	75	—	75	—%
Loss (gain) on disposal of fixed assets	—	9	(9)	—%
Total operating costs and expenses(2)	24,985	25,149	(164)	(0.1)%
Income from operations	$15,209	$9,287	$5,922	63.8%

(2) Includes stock-based compensation expense of $785 and $1,338 for the three months ended March 31, 2009 and 2008, respectively.

ISS Business

	Three months ended March 31,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$37,187	$36,784	$403	1.1%
Operating costs and expenses:
Cost of revenues	15,268	14,571	697	4.8%
Research and development	2,936	3,382	(446)	(13.2)%
Selling and marketing	3,419	4,876	(1,457)	(29.9)%
General and administrative	5,686	4,767	919	19.3%
Depreciation and amortization of property and equipment	869	955	(86)	(9.0)%
Amortization of intangible assets.	5,517	5,456	61	1.1%
Loss on disposal of fixed assets	—	13	(13)	(100.0)%
Total operating costs and expenses(3)	33,695	34,020	(325)	(1.0)%
Income from operations	$3,492	$2,764	$728	26.3%

(3) Includes stock-based compensation expense of $1,023 and $2,023 the three months ended March 31, 2009 and 2008, respectively.

The following tables provide information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Three months ended March 31, 2009		Three months ended March 31, 2008		Increase (decrease)
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$46,871	60.6%	$44,630	62.7%	$2,241	5.0%
Europe, Middle East and Africa (EMEA)	26,339	34.0%	22,386	31.4%	3,953	17.7%
Asia	4,171	5.4%	4,204	5.9%	(33)	(0.8)%
Total	$77,381	100.0%	$71,220	100.0%	$6,161	8.7%

RiskMetrics Business

	Three months ended March 31, 2009		Three months ended March 31, 2008		Increase (decrease)
Region	Revenue	% of Total Revenue	Revenue	% of Total Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$18,270	45.5%	$15,534	45.1%	$2,736	17.6%
Europe, Middle East and Africa (EMEA)	19,248	47.9%	16,275	47.3%	2,973	18.3%
Asia	2,676	6.6%	2,627	7.6%	49	1.9%
Total	$40,194	100.0%	$34,436	100.0%	$5,758	16.7%

ISS Business

	Three months ended March 31, 2009		Three months ended March 31, 2008		Increase (decrease)
		% of Total		% of Total
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$28,601	76.9%	$29,097	79.1%	$(496)	(1.7)%
Europe, Middle East and Africa (EMEA)	7,091	19.1%	6,110	16.6%	981	16.1%
Asia	1,495	4.0%	1,577	4.3%	(82)	(5.2)%
Total	$37,187	100.0%	$36,784	100.0%	$403	1.1%

Set forth below is a discussion of our results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Revenues.  Consolidated revenues for the three months ended March 31, 2009 increased by $6.2 million, or 8.7%, to $77.4 million from $71.2 million. Revenue growth was driven by a 16.7% increase in the RiskMetrics business and 1.1% increase in the ISS business.  Revenue for the three months ended March 31, 2009 includes $0.6 million of revenue from Innovest, which was acquired on March 2, 2009.

RiskMetrics revenues for the three months ended March 31, 2009 increased by $5.8 million, or 16.7%, to $40.2 million from $34.4 million.  The $5.8 million increase in revenues was primarily due to a $4.6 million, or 15.2%, increase in revenues from our Market Risk products.  The increase in revenues from Market Risk Products was due to a 16.2% increase in revenues from RiskManager due to strong 2008 sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services partially offset by increased non-renewals.  Revenue growth was also driven by a 17.6% increase in the Americas region and an 18.3% increase in the EMEA region driven by strong sales of RiskManager in these regions due to, among other things, increased investor demand and the need for financial services firms to comply with regulatory requirements.

ISS revenues for the three months ended March 31, 2009 increased by 1.1%, to $37.2 million from $36.8 million.  The increase in revenues was primarily due to increased ES&G revenue, including Innovest, and increased demand for proxy research and SCAS products partially offset by a decline in CFRA revenues.   Revenues from our Governance Services products increased 3.1% to $23.1 million from $22.4 million primarily due to increased revenue in proxy research services and SCAS. Governance services revenue accounted for 62.2% of total revenue for the three months ended March 31, 2009 compared to 60.9% in the prior year.  Revenue from our Financial Research and Analysis products and services decreased 2.2% to $14.1 million from $14.4 million due to a decline in CFRA revenue as a result of declining renewal rates partially offset by increased ES&G revenue, including revenues produced by the Innovest acquisition.

Operating costs and expenses.  Consolidating operating expenses for the three months ended March 31, 2009 decreased by 0.8% to $58.7 million from $59.2 million.  As a percentage of revenues, operating expenses decreased to 75.8% from 83.1% due to increased monitoring of costs, including headcount, while gaining economies of scale for increased revenue.   The $0.5 million decline in operating expenses was primarily due to the following:

•                  $1.6 million decline in stock based compensation primarily due to the Company’s IPO stock option grant in January 2008.

•                  $0.8 million decrease in travel and entertainment due to lower travel and increased cost control.

•                  $0.4 million decrease in HR costs due to lower recruiting fees.

•                  $0.4 million decline in marketing expenses.

•                  $0.5 million decline in data costs due primarily to a one-time $0.8 million expense reduction for the settlement of a data vendor liability for less than the amounts previously accrued.

•                  Changes in foreign exchange rates (principally the strengthening of the US dollar) in 2009 compared to 2008 had a favorable impact on reported operating expenses.

The above declines were partially offset by:

•                  $1.3 million in one-time expenses during the three months ended March 31, 2009 which consisted of $0.6 million in lease exit costs, $0.5 million of employee severance and $0.2 million of Innovest acquisition costs.

•                  $0.8 million increase in technology costs due to higher web hosting and maintenance costs.

•                  $0.5 million increase in compensation due to increased salaries partially offset by a decline in commissions as a result of a decline in new sales.

•                  Increased foreign currency transaction losses.

RiskMetrics operating expenses for the three months ended March 31, 2009 of $25.0 million decreased $0.2 million compared to prior year. As a percentage of revenues, operating expenses decreased to 62.2% from 73.0% due to revenue growth of 16.7% and expenses remaining approximately the same as compared to the prior year.

ISS operating expenses for the three months ended March 31, 2009 decreased 1.0% to $33.7 million from $34.0 million.  The decrease in operating expenses was primarily due to a decrease in stock based compensation, HR costs and marketing costs partially offset by an increase in one-time costs.  As a percentage of revenues, operating expenses decreased to 90.6% from 92.5%.

Cost of revenues.  Consolidated cost of revenues for the three months ended March 31, 2009 increased to $23.3 million, or 2.7% from $22.7 million. The increase in cost of revenues resulted primarily from increased foreign currency transaction losses of $1.3 million due to the weakening Euro and British pound, increased technology costs of $0.6 million as a result of increased web hosting costs partially offset by a $0.9 million decline in stock based compensation.  As a percentage of revenues, cost of revenues decreased to 30.1% from 31.9%.

RiskMetrics cost of revenues for the three months ended March 31, 2009 of $8.1 million were essentially the same as compared to the prior year due to an increase in foreign currency transaction losses offset by a decline in data costs resulting from a one-time $0.8 million data accrual reduction.  As a percentage of revenues, Risk cost of revenues decreased to 20.0% from 23.6%.

ISS cost of revenues for the three months ended March 31, 2009 increased to $15.3 million, or 4.8% from $14.6 million. The increase was primarily due to increased compensation costs and foreign currency losses partially offset by a decline in stock-based compensation expense.  As a percentage of revenues, ISS cost of revenues increased to 41.1% from 39.6% due to increased foreign currency losses of $0.5 million.

Research and development expenses.  Consolidated research and development expenses for the three months ended March 31, 2009 decreased to $10.1 million, or 3.1% from $10.5 million. As a percentage of revenues, research and development expenses decreased to 13.1% from 14.7% primarily due to a decline in stock-based compensation of $0.4 million.

RiskMetrics research and development expenses for the three months ended March 31, 2009 increased to $7.2 million, or 1.7% from $7.1 million. The increase was primarily due to increased compensation costs of $0.8 million, partially offset by a decline in stock based compensation and travel and entertainment.

ISS research and development expenses for the three months ended March 31, 2009 decreased to $2.9 million from $3.4 million.  The decrease was primarily due to a decline in compensation costs of $0.5 million, partially offset by increased technology costs.

Selling and marketing expenses.  Consolidated selling and marketing expenses for the three months ended March 31, 2009 decreased to $7.1 million, or 23.2% from $9.2 million. As a percentage of revenues, selling and marketing expenses decreased to 9.1% from 12.9% due to a decline in compensation costs and lower marketing expenses.

RiskMetrics selling and marketing expenses for the three months ended March 31, 2009 decreased to $3.6 million, or 15.7% from $4.3 million. The decrease was primarily due to a decrease in compensation of $0.8 million as a result a decline in commission due to lower new sales.

ISS selling and marketing expenses for the three months ended March 31, 2009 decreased to $3.4 million, or 29.9% from $4.9 million. The decrease was primarily due to a $1.0 million decline in compensation costs as well as a decline in marketing and travel and entertainment expenses.

General and administrative expenses.  Consolidated general and administrative expenses for the three months ended March 31, 2009 increased to $10.6 million, or 15.2% from $9.2 million. The $1.4 million increase in general and administrative costs is primarily due to one-time costs of $1.3 million incurred during the three months ended March 31, 2009 which is comprised of $0.6 million in lease exit costs, $0.5 million in employee severance and $0.2 million in Innovest acquisition costs.  As a percentage of revenues, general and administrative expenses increased to 13.7% from 12.9%.

RiskMetrics general and administrative expenses for the three months ended March 31, 2009 increased to $4.9 million, or 10.9% from $4.4 million. The increase was primarily due to increased compensation costs, accounting, insurance and consulting costs as a result of being a public company, partially offset by a decline in stock based compensation expense of $0.2 million.

ISS general and administrative expenses for the three months ended March 31, 2009 increased to $5.7 million, or 19.3% from $4.8 million. The increase was primarily due to $1.3 million of one-time costs discussed above, partially offset by a decline in recruiting costs.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment for the three months ended March 31, 2009 decreased to $2.0 million from $2.1 million.

Amortization of intangible assets.  Amortization of intangible assets for three months ended March 31, 2009 increased to $5.6 million from $5.5 million primarily due to the acquisition of Innovest.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense for the three months ended March 31, 2009 decreased to $5.2 million from $11.5 million.  This decrease in expense was due to decreased interest expense (net of amortization) as a result of reduced debt borrowings and one-time charges incurred in 2008.  In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the three months ended March 31, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 36.9% for the three months ended March 31, 2009 as compared to an effective rate of 39.5% for the comparable prior year period.  The effective rate declined primarily due to an increase in pre-tax income and a decline in non-deductible stock-based compensation expense. In addition, effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $159.3 million.  We believe our existing cash and cash equivalents, our cash flow from operating activities and borrowing capacity under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $10.0 million to $11.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, future acquisitions of businesses and investments in our own business. To the extent our liquidity sources are insufficient to fund our future activities we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms.

Cash Flows

Our cash flow tends to be lower in the beginning of each year due to bonuses and commissions paid during this period. As a result, we typically generate more cash flows from operations during the second half of the year than during the first half of the year.

Cash flows from operating activities increased by $17.2 million in the three months ended March 31, 2009 compared to 2008 due to increased net income and increased contribution from working capital.   Operating activities for the three months ended March 31, 2009 provided cash of $4.3 million primarily reflecting net income of $8.5 million, plus $7.5 million in depreciation and amortization, $1.8 million in stock based compensation and a $4.9 million net increase from taxes partially offset by a $20.4 million decline in accrued expenses due to the payment of bonuses.   Cash used in operations of $12.9 for the three months ended March 31, 2008 was negatively impacted by $1.3 million of cash used for a debt pre-payment penalty fee and $1.4 million for an interest rate swap settlement in connection with the pre-payment of debt in 2008.

Investing activities for the three months ended March 31, 2009 used cash of $15.5 million due to the acquisition of Innovest for $14.9 million and $0.6 million for capital expenditures.  Investing activities for the three months ended March 31, 2008 used cash of $1.8 million for capital expenditures.

Financing activities for the three months ended March 31, 2009 provided cash of $0.5 million from the exercise of stock options and related tax benefits. Financing activities for the three months ended March 31, 2008 provided cash of $74.7 million as a result of $197.4 million raised from our initial public offering and $2.7 million from stock option proceeds, partially offset by $125.8 million in debt payments.

Long Term Debt

The Company’s debt is comprised of two term loan facilities and a $25 million revolving credit facility.  As of March 31, 2009 $290.6 million of debt remains outstanding under the first lien loan and no indebtedness remain outstanding under the second lien term loan or revolving credit facility.  The maturity date of the first lien term loan is December 2013. The next principal debt payment of $0.7 million is due on June 30, 2009.  The terms of the indebtedness include various covenant compliance requirements, including maintaining certain Adjusted EBITDA earning levels, as defined in our credit facilities. The Company has pledged all of its assets as collateral against the debt. Amounts paid under the term loans may not be re-borrowed.

In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of March 31, 2009, the interest rate swaps had notional amounts totaling $253.1 million and a fair value liability totaling $20.8 million.  The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.1% during the three months ended March 31, 2009.

As of March 31, 2009, we were in compliance with our credit agreements, and we are not aware of any future events or transactions that will impact such compliance.

Commitments

In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of March 31, 2009:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including estimated interest	$391,399	$23,541	$46,453	$321,405	$—
Interest rate swaps	20,758	9,979	10,779	—	—
Operating leases	34,016	7,258	13,878	6,469	6,411
Purchase obligation for data	9,293	7,482	1,811	—	—
Deferred purchase price obligation(1)	1,165	211	454	500	—
Total (2)	$456,631	$48,471	$73,375	$328,374	$6,411

(1)           Obligation relates to prior acquisitions made by ISS.

(2)           Does not include $2.1 million of liabilities for uncertain tax liabilities.  The timing of future cash flows associated with our liabilities for uncertain tax positions is highly uncertain and we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

Related Party Transaction

In May 2008, we entered into a contract for the sale of Market Risk products to Duff Capital Advisors, which expired on March 31, 2009.  Philip Duff, a director of the Company, is the founder, CEO and General Partner of Duff Capital Advisors. The contract was entered into in the normal course of business on terms that we believe are consistent with (and not preferential to) those provided to our other clients. We recognized $0.2 million in revenue from the Duff Capital Advisors contract for the three months ended March 31, 2009.

Effects of Recently Issued Accounting Pronouncements

On December 4, 2007, FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Application of SFAS 141(R) and SFAS 160 is generally required to be adopted prospectively, except for certain provisions of SFAS 141(R) and SFAS 160, which are required to be adopted retrospectively upon adoption. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of Statement No.141(R).  We adopted SFAS 141R and SFAS 160 effective January 1, 2009 and the impact of such adoption will be dependent upon the business combinations we pursue.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. We adopted SFAS 161 on January 1, 2009 and have included the required disclosures regarding the fair value of derivative instruments in Note 8 to the condensed consolidated financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. We adopted FSP FAS 142-3 on January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. We are currently evaluating the requirements of these additional disclosures.

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

Interest Rate Sensitivity

To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of March 31, 2009, the interest rate swaps had notional amounts totaling $253.1 million and a fair value liability totaling $20.8 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 7.1% during the three months ended March 31, 2009. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the three months ended March 31, 2009 by approximately $0.7 million.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At March 31, 2009, we had translation exposure to various foreign currencies including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollar currencies. The net potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates partially offset by a corresponding appreciation of the US dollar, as of March 31, 2009, amounts to $3.0 million.

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

Item 4. Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the our disclosure controls and procedures as of March 31, 2009 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)                                 Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

We are not presently involved in any legal proceedings which we believe would have a material adverse effect on our condensed consolidated financial statements. However, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 5th day of May, 2009.

RiskMetrics Group, Inc.

/s/ M. ETHAN BERMAN
M. Ethan Berman
Chief Executive Officer