Form 10-Q
period 2009-06-30
RiskMetrics Group Inc
filed 2009-08-04
CIK 1295172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 30, 2009 was:

Class	Outstanding
Common stock $.01 par value	61,949,724

RiskMetrics Group, Inc

Index to Form 10-Q

Page Number
PART I — FINANCIAL INFORMATION
Item 1— Financial Statements
Condensed Consolidated Financial Statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 (unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	34
Item 4 — Controls and Procedures	34

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings	34
Item1A—Risk Factors	35
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3 — Defaults Upon Senior Securities	35
Item 4 — Submission of Matters to a Vote of Security Holders	35
Item 5 — Other Information	36
Item 6 — Exhibits	36

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184,796	$170,799
Accounts receivable—net	35,729	42,319
Deferred tax assets	2,453	2,092
Income taxes receivable	666	4,562
Other receivables and prepaid expenses	9,018	5,666
Total current assets	232,662	225,438
Intangibles—net	142,645	148,340
Goodwill	318,700	308,613
Property and equipment—net	16,138	15,400
Deferred financing costs	4,708	5,227
Other assets	2,379	1,995
TOTAL ASSETS	$717,232	$705,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$5,222	$1,981
Accrued expenses	28,776	40,174
Debt, current portion	2,966	2,224
Deferred revenue, current portion	109,850	109,525
Other current liabilities	221	211
Total current liabilities	147,035	154,115
LONG-TERM LIABILITIES
Debt	286,912	288,395
Deferred tax liabilities	28,232	31,405
Deferred revenue	1,073	1,364
Other long-term liabilities	21,695	26,567
Total liabilities	$484,947	$501,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—200,000,000 authorized; 62,062,945 and 61,673,960 issued and 61,819,791 and 61,430,806 outstanding at June 30, 2009 and December 31, 2008, respectively	$621	$617
Treasury stock—243,154 shares	(579)	(579)
Additional paid-in capital	438,835	431,781
Accumulated other comprehensive loss	(10,933)	(17,255)
Accumulated deficit	(195,659)	(211,397)
Total stockholders’ equity	232,285	203,167
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$717,232	$705,013

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUES	$75,528	$74,126	$152,909	$145,346
OPERATING COSTS AND EXPENSES:
Cost of revenues	22,935	23,176	46,257	45,880
Research and development	11,171	10,405	21,308	20,866
Selling and marketing	7,501	9,280	14,568	18,486
General and administrative	9,256	9,538	19,863	18,743
Depreciation and amortization of property and equipment	2,109	2,165	4,064	4,280
Amortization of intangible assets	5,883	5,456	11,475	10,912
Loss on disposal of property and equipment	127	4	127	26
Total operating costs and expenses (1)	58,982	60,024	117,662	119,193
INCOME FROM OPERATIONS	16,546	14,102	35,247	26,153

INTEREST, DIVIDEND, INVESTMENT, AND OTHER INCOME (EXPENSE), NET:

Interest, dividend and investment income	100	618	293	1,241
Interest expense (Note 7)	(5,173)	(5,618)	(10,559)	(15,105)
Other expenses (Note 7 & 8)	—	—	—	(2,613)
Total interest, dividend, investment, and other income (expense), net	(5,073)	(5,000)	(10,266)	(16,477)
INCOME BEFORE PROVISION FOR INCOME TAXES	11,473	9,102	24,981	9,676
PROVISION FOR INCOME TAXES	4,262	3,556	9,243	3,783
NET INCOME	$7,211	$5,546	$15,738	$5,893

NET INCOME PER SHARE:
Basic	$0.12	$0.09	$0.26	$0.10
Diluted	$0.11	$0.08	$0.23	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	61,665,981	60,522,656	61,565,927	58,842,179
Diluted	68,050,544	68,046,927	67,729,199	66,428,885

(1) Includes stock-based compensation expense of:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Cost of revenues	$761	$440	$1,371	$1,998
Research and development	609	671	1,129	1,452
Selling and marketing	425	632	763	953
General and administrative	480	273	820	974
Total stock-based compensation expense	$2,275	$2,016	$4,083	$5,377

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

(In thousands, except share amounts)

	Common Shares			Additional	Accumulated Other		Total
	Number of Shares Issued	Amount	Treasury Stock	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

BALANCE—January 1, 2009	61,673,960	$617	$(579)	$431,781	$(17,255)	$(211,397)	$203,167
Comprehensive income:
Net income	—	—	—	—	—	15,738	15,738
Foreign currency translation adjustment	—	—	—	—	3,439	—	3,439
Net unrealized gain on cash flow hedge, net of deferred tax liability of $1,768	—	—	—	—	2,883	—	2,883
Total comprehensive income	—	—	—	—	—	—	22,060

Common shares issued upon exercise of stock options	356,051	4	—	1,966	—	—	1,970
Tax benefit associated with exercise of stock options	—	—	—	1,005	—	—	1,005
Stock-based compensation	—	—	—	4,083	—	—	4,083
Issuance of common stock (Note 11)	32,934	—	—	—	—	—	—

BALANCE—June 30, 2009	62,062,945	$621	$(579)	$438,835	$(10,933)	$(195,659)	$232,285

Disclosure of realized loss:
Unrealized loss on cash flow hedge	$(231)
Realized loss for cash flow hedge settlement, net of tax benefit(Note 8)	3,114
Net unrealized gain on cash flow hedge	$2,883

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED) (Amounts in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,738	$5,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,064	4,280
Provision for bad debts	417	763
Amortization of intangible assets	11,475	10,912
Amortization of debt issuance costs	520	2,930
Stock-based compensation	4,083	5,377
Tax benefit associated with exercise of stock options	(1,005)	(1,458)
Loss on disposal of fixed assets	127	26
Changes in assets and liabilities (net of assets and liabilities acquired):
Decrease (increase) in accounts receivable	8,248	(21,650)
Decrease in income and deferred taxes	(577)	2,690
Increase in other receivables and prepaid expenses	(3,714)	(1,732)
Increase in other assets	(438)	(103)
Increase (decrease) in deferred revenue	(924)	14,121
Increase in trade accounts payable	3,159	939
Decrease in accrued expenses and other liabilities	(13,074)	(4,485)
Net cash provided by operating activities	28,099	18,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,301)	(3,992)
Payment for intangible asset	—	(1,000)
Payment for deferred purchase price	(174)	(139)
Cash paid to acquire Innovest (net of cash acquired of $1,190)	(14,806)	—
Net cash used in investing activities	(19,281)	(5,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(741)	(132,131)
Gross proceeds from equity offering	—	197,400
Equity offering expenses	—	(1,331)
Excess tax benefit associated with exercise of stock options	1,005	1,458
Proceeds from exercise of stock options	1,970	2,959
Net cash provided by financing activities	2,234	68,355
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,945	(945)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,997	80,782
CASH AND CASH EQUIVALENTS—Beginning of period	170,799	27,455
CASH AND CASH EQUIVALENTS—End of period	$184,796	$108,237
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9,949	$11,978
Cash paid for taxes	$9,390	$880
NON CASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit associated with exercise of ISS stock options	$75	$596

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

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

The condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2008 condensed consolidated financial statement information has been derived from the 2008 audited consolidated financial statements.

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

Effects of Recently Issued Accounting Standards—On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations, as ammended (“SFAS 141(R)”) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (previously minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and was effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Application of SFAS 141(R) and SFAS 160 is generally required to be adopted prospectively, except for certain provisions of SFAS 141(R) and SFAS 160, which are required to be adopted retrospectively upon adoption. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of SFAS 141(R).The Company adopted SFAS 141(R) and SFAS 160 effective January 1, 2009 and the impact of such adoption will be dependent upon the business combinations the Company pursues.  The Company accounted for the acquisition of Innovest Strategic Value Advisors, Inc. (“Innovest”) in accordance with SFAS 141(R) (see Note 4).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The Company adopted SFAS 161 on January 1, 2009 and has included the required disclosures regarding the fair value of derivative instruments in Note 8.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted FSP FAS 142-3 on January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The Company adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for the interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS 165 on June 30, 2009 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 4, 2009.

3. INITIAL PUBLIC OFFERING

In January 2008, the Company completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008. The Company did not received any proceeds from the sale of the shares by the selling stockholders. Net proceeds from the offering, including the exercise of the underwriters’ allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which $1.3 million were paid during the six months ended June 30, 2008. The Company utilized a portion of the proceeds to prepay the entire outstanding indebtedness under the Company’s second loan lien credit facility (See Note 7).

4. INNOVEST ACQUISITION

On March 2, 2009, the Company acquired all of the outstanding common stock of Innovest for $16.0 million in cash.  Innovest is an international investment research and advisory firm specializing in analyzing “non-traditional” drivers of risk and shareholder value, including companies’ performance on environmental, social and strategic governance issues.  The purpose of this acquisition is to enhance the product offerings and services the Company may offer its customers in assessing risk within the environmental, social and governance sectors.  The purchase of Innovest has been accounted for using the acquisition method, and the operating results of Innovest have been included within the ISS segment in the condensed consolidated financial statements since the date of its acquisition.

The aggregate consideration paid for the acquisition is as follows:

Total cash purchase consideration	$15,996
Less: cash acquired	1,190
Total cash paid	$14,806

The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based on management’s estimates:

Cash	1,190
Accounts receivable	1,256
Property and equipment and non current assets	259
Deferred tax assets	1,934
Intangible assets	5,780

Goodwill	10,162
Total assets acquired	20,581
Accounts payable	(18)
Accrued expenses and other current liabilities	(633)
Deferred tax liability	(2,289)
Deferred revenue	(1,645)
Net assets acquired	$15,996
Goodwill	10,162
Identifiable intangible assets	5,780
Net assets assumed	54
Total purchase consideration	$15,996

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

Revenue included in the condensed consolidated statements of operations for the three and six months ended June 30, 2009 pertaining to Innovest was approximately $1.5 million and $2.0 million and net earnings were not significant.

The Company incurred acquisition related expenses of $0.2 million in connection with the acquisition and such costs are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009. In addition, the purchase consideration was reduced by $0.2 million of employee severance costs and during the six months ended June 30, 2009 the Company incurred a total of $0.5 million of employee severance costs as a result of reorganizing the ISS business due to the Innovest acquisition.  Such expenses have been included in general and administrative expenses in the accompanying statement of operations.

The purchase price for Innovest was determined based on a valuation of market value comparables and future projections of discounted cash flows. The Company believes the purchase price reflects the financial prospects of the existing business as well as the opportunities for revenue growth, cost savings and other synergies, including the ability to cross-sell to one another’s clients, and offer more comprehensive and diverse services. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset under SFAS 141(R) and is therefore reflected as goodwill within the ISS segment.  The amounts and useful lives allocated to intangible assets were as follows:

Customer relationships	$4,300	10 years
Covenant not to compete	150	2 years
Trade name	350	1 year
Customer contracts	670	1 year
Proprietary process	310	5 years
Total intangible assets	$5,780

The purchase price allocation for Innovest is not complete as the acquisition occurred in March 2009 and the Company is still in the process of reviewing the valuation of assets and liabilities acquired.

The following table summarizes unaudited pro forma financial information for the six months ended June 30, 2009 and 2008 assuming the Innovest acquisition had occurred on January 1, 2008.

	Six months ended June 30,
	2009	2008
Revenues	$154,229	$148,869
Income from operations	34,879	25,634
Net income	15,469	5,657
Net income per share:
Diluted	$0.23	$0.09

These unaudited pro forma results are intended for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the Innovest acquisition been in effect at the beginning of the periods presented, or of future results of the combined operations.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$132,450	$(30,127)	$102,323
Acquired technology	5 years	27,123	(12,700)	14,423
Covenant not to compete	1–3 years	1,650	(1,004)	646
Proprietary process	5-7 years	9,180	(2,449)	6,731
Trade names	1–10 years	23,950	(5,875)	18,075
Customer contracts	1 year	670	(223)	447
Total		$195,023	$(52,378)	$142,645

	December 31, 2008
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$128,150	$(23,751)	$104,399
Acquired technology	5 years	27,123	(10,013)	17,110
Covenant not to compete	1–3 years	1,500	(771)	729
Proprietary process	7 years	8,870	(1,795)	7,075
Trade names	1–10 years	23,600	(4,573)	19,027
Total		$189,243	$(40,903)	$148,340

Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

Remainder of year ending December 31, 2009	$11,765
Years ending December 31,
2010	$22,576
2011	$22,031
2012	$17,141
2013	$16,871

Goodwill changed during the six months ended June 30, 2009 as follows:

Balance at January 1, 2009	$308,613
Goodwill from Innovest acquisition	10,162
Tax benefit on exercise of stock options granted during ISS acquisition	(75)
Balance as of June 30, 2009	$318,700

6. ACCRUED EXPENSES

Accrued expenses as of June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Accrued compensation and related tax	$18,489	$29,492
Accrued data expense	811	1,907
Accrued travel and entertainment	415	393
Accrued professional fees	1,265	1,392
Current portion of deferred rent	532	273
Other accrued expenses	7,264	6,717
	$28,776	$40,174

7.  DEBT

The Company’s debt is comprised of two term loan facilities and a revolving credit facility.  As of June 30, 2009, and December 31, 2008, $289.9 million and $290.6 million of debt remains outstanding under the first lien loan respectively, and no indebtedness remains outstanding under the second lien term loan or revolving credit facility.  The maturity date of the first lien term loan is December 2013.

The first lien credit facilities consists of a $25.0 million revolving credit facility and $300.0 million of first lien term loan facility and accumulates interest, at the option of the Company at: (a) the LIBOR rate plus a margin of 1.75% to 2.25% depending on the Company’s consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) Bank of America’s “prime rate,” plus a margin of 0.75% or 1.25% depending on the consolidated leverage ratio.  Amounts repaid under the first lien term loan facility may not be re-borrowed. Amounts repaid under the revolving credit facility may be re-borrowed.

The second lien term loan facility was for $125.0 million and accumulated interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America’s “prime rate,” plus a margin of 4.50%. In January 2008, the Company utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement, which has been included in other expenses for the six months ended June 30, 2008.

The effective interest rate on the Company’s debt was 6.9% and 7.3% for the six months ended June 30, 2009 and 2008, respectively.

In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts of the first lien credit facility in quarterly installments of $741, of which the next payment is due on September 30, 2009. Furthermore, the Company is required to make a mandatory payment equal to each year’s excess cash flow depending on leverage ratios, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. Based on the Company’s consolidated leverage ratio as of June 30, 2009, no future excess cash flow payments would be required as long as that ratio is maintained. The Company is required to repay the aggregate principal remaining on the first lien term loan facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty.

Scheduled repayments of balances outstanding as of June 30, 2009 are as follows:

For the twelve months ending June 30,
2010	$2,966
2011	2,966
2012	2,966
2013	2,966
2014	278,014
$289,878

The Company has guaranteed the payment and performance of the credit facilities. The Company has pledged substantially all of its assets as collateral against the debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amortization of debt issuance costs	$260	$260	$520	$2,930

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Instruments

The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the fair value asset or liability of derivative instruments, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. As of June 30, 2009 the Company had interest rate swap agreements which are valued using level 2 inputs as shown in the following table:

Fair value at June 30, 2009, using:
		Quoted prices in	Significant	Significant
		active markets for	other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability (included in other long term liabilities)	$17,658	$—	$17,658	$—

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

The Company’s interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company’s debt (see Note 7). As of June 30, 2009 and December 31, 2008, the swap agreements had a notional amount of $252,488 and $279,375, respectively. As of June 30, 2009 and December 31, 2008, the swap agreements had a fair value liability of $17,658 and $22,311, respectively, which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

In conjunction with the prepayment of the second lien term loan during the six months ended June 30, 2008 (Note 7), the Company reduced the notional amount of the interest rate swap by $19,300 in order to hedge the remaining debt outstanding.  The cost for the reduction of the notional was $1,364 and has been included in other expenses on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2008.

The notional amount of the swap amortizes over the life of the debt and results in gains and losses being recognized in interest expense in the accompanying condensed consolidated statements of operations. The loss from the amortization and reduction of the swap agreement is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss from swap agreement	$2,481	$1,699	$5,023	$1,914

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

Other Financial Instruments

The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short-term nature of these items. The carrying value and approximate fair value of the Company’s debt based on prevailing interest rates as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Carrying value	$289,878	$290,619
Estimated fair value	252,000	253,000

9. INCOME TAXES

The Company’s effective tax rate for the provision for income taxes was 37.0% and 39.1% for the six months ended June 30, 2009 and 2008, respectively.  The effective tax rate of 37.0% for the six months ended June 30, 2009 reflects the Company’s estimate of the effective tax rate during the period.

As of June 30, 2009, the Company’s unrecognized tax benefits totaled $2,104, all of which would favorably impact the Company’s effective tax rate, if recognized. Over the next six months, an increase of $169 will be recorded for unrecognized tax benefits and such increase will unfavorably impact the Company’s income tax provision.  Interest and penalties accrued during the six months ended June 30, 2009 and 2008 were $43 and $9, respectively.

The Company’s tax returns for 2005-2007 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to international and state taxing jurisdictions. Currently, the Company (or one of its subsidiaries) has been selected for audit by the Internal Revenue Service for 2006 and 2007, and Canada Revenue Agency for 2005-2006. As of June 30, 2009 and December 31, 2008, $500 and $457 were accrued for the payment of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2009	$2,017
Additions based on tax positions related to the current year	105
Additions for tax positions of prior years	64
Reductions for tax positions of prior years	(82)
Balance at June 30, 2009	$2,104

10. COMMITMENTS AND CONTINGENCIES

The Company is committed to unrelated parties for the rental of office space under operating leases. As of June 30, 2009, minimum future rental payments under operating leases are as follows:

For the twelve months ending June 30,
2010	$7,166
2011	6,831
2012	6,629
2013	2,971
2014	1,734
Thereafter	6,161
Total minimum lease payments	$31,492

During the six months ended June 30, 2009 the Company signed an 11 year operating lease agreement for its new ISS headquarters in Rockville, Maryland for a total rent commitment of approximately $10.4 million.   The term of the lease agreement does not commence until the facilities are completed by the lessor and are ready for occupancy, which has not yet occurred.

During the six months ended June 30, 2009 and 2008 the Company incurred lease exit costs of $795 and $198, respectively, as a result of moving various Company operations.  Such expenses have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Data Agreements—The Company has entered into agreements with various vendors to supply the Company with data. The aggregate minimum payments with respect to these data agreements as of June 30, 2009, are as follows:

For the twelve months ending June 30,
2010	$7,061
2011	1,173
2012	72
Total	$8,306

Contingencies—The Company has no pending litigation matters against it that it considers to be material nor has the Company initiated any litigation against any parties.

11. STOCK-BASED COMPENSATION

The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock (“non-vested stock”).

Stock Options

During 2000, the Company’s Board of Directors adopted a Stock Option Plan (the “2000 Plan”) that provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a one to four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2000 Plan was 12,500,000, and no more than 4,000,000 were allowed to be issued in any calendar year. The Company retired the 2000 Plan and adopted a new option plan (the “2004 Plan”). As of June 30, 2009, 5,369,621 options issued under the 2000 Plan remain outstanding.

The 2004 Plan provides for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a three to four year period and have a ten-year contractual term. To satisfy options granted under the plan, the Company may make common stock available from authorized but unissued shares or shares held in treasury by the Company. The maximum number of shares of the Company’s common stock available for issuance under the 2004 Plan is 7,500,000. The Company retired the 2004 Plan and adopted a new option plan in January 2007. As of June 30, 2009, 4,326,763 options issued under the 2004 Plan remain outstanding.

In January 2007, the Company’s Board of Directors adopted a stock option plan covering the employees from ISS (the “ISS Plan”), which resulted in the rollover of 1,396,000 fully-vested options. Under the adoption of this ISS Plan, no additional options are to be issued. As of June 30, 2009, 147,433 options issued under the ISS Plan remain outstanding.

In January 2007 the Company’s Board of Directors adopted a Stock Option Plan (the “2007 Plan”) that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which vest over a four year period and have a ten-year contractual term. In June 2009, the Company’s shareholders approved an amendment to the 2007 Plan to increase the maximum number of shares of common stock available for issuance under the plan to 10,000,000 and extend the termination date of the Plan to June 30, 2012.  As of June 30, 2009, 3,701,511 options and 205,939 shares of non-vested stock granted under the 2007 Plan remain outstanding.

Summarized information relative to the Company’s stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2009	12,819,587	$7.20
Granted	1,373,500	$13.45
Exercised	(356,051)	$5.53
Forfeited	(291,708)	$15.33
Outstanding—June 30, 2009	13,545,328	$7.71

The Company’s stock options outstanding as of June 30, 2009 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.00-5.00	6,914,042	3.80	$2.55	6,914,040	$2.55
5.01-10.00	1,879,511	6.51	7.02	1,390,472	6.99
10.01-15.00	914,000	9.66	11.84	—	—
15.01-20.00	3,837,775	8.15	16.36	1,486,171	15.98
	13,545,328	5.80	$7.71	9,790,683	$5.22

Of the unvested options as of June 30, 2009, 3,304,088 are expected to vest in the future.  As of June 30, 2009 the intrinsic value of stock options outstanding and exercisable was approximately $134,776 and $121,796, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2009 was $3,631.

The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.3%	2.9%	2.0%	2.6%
Expected term (in years)	5.5	4.5	5.5	4.5
Expected stock price volatility	46.5%	35%	45.8%	35%
Expected dividend yield	None	None	None	None

The weighted-average per share fair value of options granted was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average per share fair value of options granted	$7.85	$6.67	$6.02	$5.77

Non-vested Stock

The following table summarizes non-vested stock activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2009	235,039	$18.01
Granted	5,613	$13.79
Vested	(32,934)	$14.17
Forfeited	(1,779)	$16.50
Unvested Shares at June 30, 2009	205,939	$17.48

The total fair value of shares vested during the six months ended June 30, 2009 was $467.   As of June 30, 2009, there was approximately $17,755 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans, which is expected to be recognized over a period of approximately four years.

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

In computing earnings per share for the three and six months ended June 30, 2009 and 2008, the difference between basic and diluted number of shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic number of weighted-average shares outstanding	61,665,981	60,522,656	61,565,927	58,842,179
Effect of dilutive securities— Employee stock options and non-vested stock	6,384,563	7,524,271	6,163,272	7,586,706
Diluted number of weighted-average shares outstanding	68,050,544	68,046,927	67,729,199	66,428,885

Options and non-vested stock of 2,852,332 and 1,673,826 common shares during the three months ended June 30, 2009 and 2008, and 4,386,259 and 1,524,477 common shares during the six months ended June 30, 2009 and 2008, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

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

Results of operations by segment for the three and six months ended June 30, 2009 and 2008 is as follows:

	RiskMetrics Business	ISS Business	Total
Three months ended June 30, 2009:
Revenues	$39,421	$36,107	$75,528
Depreciation and amortization of property and equipment	1,104	1,005	2,109
Amortization of intangible assets	83	5,800	5,883
Other operating expenses	24,368	26,622	50,990
Income from operations	$13,866	$2,680	$16,546
Interest, dividend and investment income			100
Interest expense			(5,173)
Income before provision for income taxes			11,473
Provision for income taxes			4, 262
Net income			$7,211

	RiskMetrics Business	ISS Business	Total
Three months ended June 30, 2008:
Revenues	$38,828	$35,298	$74,126
Depreciation and amortization of property and equipment	1,184	981	2,165
Amortization of intangible assets	—	5,456	5,456
Other operating expenses	25,540	26,863	52,403
Income from operations	$12,104	$1,998	$14,102
Interest, dividend and investment income			618
Interest expense			(5,618)
Income before provision for income taxes			9,102
Provision for income taxes			3,556
Net income			$5,546

	RiskMetrics Business	ISS Business	Total
Six months ended June 30, 2009:
Revenues	$79,615	$73,294	$152,909
Depreciation and amortization of property and equipment	2,190	1,874	4,064
Amortization of intangible assets	158	11,317	11,475
Other operating expenses	48,192	53,931	102,123
Income from operations	$29,075	$6,172	$35,247
Interest, dividend and investment income			293
Interest expense			(10,559)
Income before provision for income taxes			24,981
Provision for income taxes			9,243
Net income			$15,738
Asset information at June 30, 2009:
Segment assets	$192,501	$524,731	$717,232
Goodwill	$—	$318,700	$318,700

	RiskMetrics Business	ISS Business	Total
Six months ended June 30, 2008:
Revenues	$73,264	$72,082	$145,346
Depreciation and amortization of property and equipment	2,344	1,936	4,280
Amortization of intangible assets	—	10,912	10,912
Other operating expenses	49,529	54,472	104,001
Income from operations	$21,391	$4,762	$26,153
Interest, dividend and investment income			1,241
Interest expense			(15,105)
Other expenses			(2,613)
Income before provision for income taxes			9,676
Provision for income taxes			3,783
Net income			$5,893
Asset information at June 30, 2008:
Segment assets	$138,999	$691,828	$830,827
Goodwill	—	$460,855	$460,855

14. RELATED PARTY TRANSACTION

In May 2008, the Company entered into a contract for the sale of Market Risk products to Duff Capital Advisors which was subsequently terminated. Philip Duff, a director of the Company, was the founder, CEO and General Partner of Duff Capital Advisors, but is no longer employed by that firm. The Company recognized revenue of $326 and $170 for the Duff Capital Advisors contract for the six months ended June 30, 2009 and 2008, respectively.

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

We benefit from a number of favorable attributes of our business model. These attributes include:

Subscription-based revenue model:  We sell our services primarily on an annual subscription basis and have historically experienced high renewal rates. Recurring revenues accounted for approximately 91.8% of our total revenues during the six months ended June 30, 2009, and we had a renewal rate of 80.8% during that time. Our subscription model and historically high renewal rates minimize volatility in our revenues and provide significant visibility for our future results.  Renewal rates are still considered high but they are currently below historical levels.

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

In evaluating our results, we focus on several key financial and operating data including annualized contract value, renewal rates, sales to new customers, non-recurring revenues and Adjusted EBITDA (refer to definition below). Our annualized contract value, which is described in detail below, is a leading indicator of our business and represents a large portion of our revenue in any given period. We track our performance across geographies and product and service lines.

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

Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the six months ended June 30, 2009, approximately 91.8% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 80.8% for the six months ended June 30, 2009, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of June 30, 2009 was $279.2 million.

We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 8.2% of total revenues during the six months ended June 30, 2009.

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

Our annualized contract value for the RiskMetrics business and ISS business as of June 30, 2009 and 2008, as well as the percentage growth is set forth, separately for each business, in the tables below.

Year-Over-Year Comparison

	As of June 30,
	2009	2008
RiskMetrics business annualized contract value	$154,457	$155,435
Percent growth	(0.6)%
ISS business annualized contract value (1)	$124,752	$126,411
Percent growth	(1.3)%

(1)  Innovest was acquired on March 2, 2009 with $5.2 million of ACV, which is not included in ISS ACV as of June 30, 2008.  Innovest ACV does not include any contracts where fees are based on the clients’ AUM, which at June 30, 2009 have approximately $0.8 million of annual revenue.

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

The renewal rate for our RiskMetrics business and ISS business for the six months ended June 30, 2009 and 2008 is set forth separately for each business in the table below.

	Six Months Ended June 30,
	2009	2008
RiskMetrics business renewal rate	80.5%	90.3%
ISS business renewal rate	81.2%	89.4%

The Risk renewal rate declined mainly due to higher non-renewals rates in the alternative investment segment as well as smaller decreases in the renewal rates in the asset management and bank segments.  The ISS renewal rate declined primarily due to a decline in the proxy business renewal rate driven by budget constraints of clients, as well as significantly lower renewal rates in Corporate Services and CFRA products.

Non-Recurring Revenues

Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the three and six months ended June 30, 2009 and 2008 are set forth in the table below. Our non-subscription services include AUM fees, implementation, compensation advisory services and similar services and overages related to ISS’ Proxy Research and Voting business. Revenues from implementation and AUM are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients’ actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients’ overages are typically an indication of larger proxy voting contract renewals.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
RiskMetrics business percent non-recurring revenue	1.8%	1.6%	1.7%	1.3%
ISS business percent non-recurring revenue	14.4%	11.5%	15.4%	13.5%

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

Other significant operating expenses are data, proxy voting fees, occupancy, telecommunications and web hosting costs. Since we deliver our products and services using a common data and technology infrastructure, we expect these expenses generally to increase at less than the rate of revenue growth. Overall, our goal is to keep the rate of growth of these operating expenses below the rate of growth of our revenues. However, in order to take advantage of growth opportunities, we may invest in our business in order to support increased revenue growth. This might result in variability in our operating margin in the short term.

We allocate compensation expenses, including stock-based compensation expense, to our cost of revenues, sales and marketing, research and development and general and administrative expense categories based on the actual costs associated with each employee. Other costs associated with the employees, such as occupancy, travel and telecommunications, are included in the same cost categories as the corresponding employees. We allocate shared services to each segment based on revenue, usage or headcount. The following summarizes our significant operating expenses:

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

Adjusted EBITDA

The Adjusted EBITDA data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Three months ended June 30,		% Growth for	Six months ended June 30,		% Growth for
	2009	2008	three months	2009	2008	six months

Adjusted EBITDA	$27,130	$23,743	14.3%	$56,489	$46,946	20.3%

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

•                                          Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The table below sets forth a reconciliation of net income to Adjusted EBITDA on our historical results:

	Three months ended June 30,			Six months ended June 30,
	2009		2008	2009		2008
Net income	$7,211		$5,546	$15,738		$5,893
Interest, other (income) expense, net	5,073		5,000	10,266		16,477
Income tax expense	4,262		3,556	9,243		3,783
Depreciation and amortization of property and equipment	2,109		2,165	4,064		4,280
Amortization of intangible assets	5,883		5,456	11,475		10,912
Stock-based compensation	2,275		2,016	4,083		5,377
Non-recurring expenses	190	(a)	—	1,493	(b)	198	(a)
Loss on disposal of property and equipment	127		4	127		26
Adjusted EBITDA	$27,130		$23,743	$56,489		$46,946

(a)          Represents lease exit costs.

(b)         Represents employee severance costs, acquisition costs, and lease exit costs.

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

Results of Operations

Segments and Periods Presented

We operate in two segments, the “RiskMetrics business” and the “ISS business.”

Factors Affecting the Comparability of Results

The results of Innovest are not included in our results of operations until the acquisition date of March 2, 2009. Innovest supplements the ISS business to support its Financial Research and Analysis (“FR&A”) product and services offerings.

On January 25, 2008, we completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008.  We received net proceeds of $193.9 million from the offering. We did not receive any proceeds from the sale of the shares by the selling stockholders.  As such, weighted average common shares outstanding for the three and six months ended June 30, 2008 only includes the 12,100,000 additional shares sold in the initial public offering for a portion of that period. In addition, immediately prior to the completion of our initial public offering we granted each of our full-time employees an option to acquire 500 shares of our common stock, at an exercise price equal to the initial public offering price. Such grant resulted in stock-based compensation expense of $244 and $1,601 for the three and six months ended June 30, 2008, respectively.

In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the six months ended June 30, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement. Such costs have been included in interest, dividend, investment and other income (expense), net in the statement of operations for the six months ended June 30, 2008.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Three months ended June 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$75,528	$74,126	$1,402	1.9%
Operating costs and expenses:
Cost of revenues	22,935	23,176	(241)	(1.0)%
Research and development	11,171	10,405	766	7.4%
Selling and marketing	7,501	9,280	(1,779)	(19.2)%
General and administrative	9,256	9,538	(282)	(3.0)%
Depreciation and amortization of property and equipment	2,109	2,165	(56)	(2.6)%
Amortization of intangible assets	5,883	5,456	427	7.8%
Loss on disposal of fixed assets	127	4	123	* %
Total operating costs and expenses(1)	58,982	60,024	(1,042)	(1.7)%
Income from operations	16,546	14,102	2,444	17.3%
Interest, dividend, investment and other income (expense), net	(5,073)	(5,000)	(73)	(1.5)%
Income before provision for income taxes	11,473	9,102	2,371	26.0%
Provision for income taxes	4,262	3,556	706	19.9%
Net income	$7,211	$5,546	$1,665	30.0%

* Exceeds 100%

(1) Includes stock-based compensation expense of $2,275 and $2,016 for the three months ended June 30, 2009 and 2008, respectively.

RiskMetrics Business

	Three months ended June 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$39,421	$38,828	$593	1.5%
Operating costs and expenses:
Cost of revenues	7,787	8,647	(860)	(9.9)%
Research and development	7,635	7,077	558	7.9%
Selling and marketing	3,786	5,023	(1,237)	(24.6)%
General and administrative	5,033	4,802	231	4.8%
Depreciation and amortization of property and equipment	1,104	1,184	(80)	(6.7)%
Amortization of intangible assets	83	—	83	* %
Loss (gain) on disposal of fixed assets	127	(9)	136	* %
Total operating costs and expenses(2)	25,555	26,724	(1,169)	(4.3)%
Income from operations	$13,866	$12,104	$1,762	14.6%

* Exceeds 100%

(2) Includes stock-based compensation expense of $1,033 and $788 for the three months ended June 30, 2009 and 2008, respectively.

ISS Business

	Three months ended June 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$36,107	$35,298	$809	2.3%
Operating costs and expenses:
Cost of revenues	15,148	14,529	619	4.3%
Research and development	3,536	3,328	208	6.3%
Selling and marketing	3,715	4,257	(542)	(12.7)%
General and administrative	4,223	4,736	(513)	(10.9)%
Depreciation and amortization of property and equipment	1,005	981	24	2.4%
Amortization of intangible assets	5,800	5,456	344	6.3%
Loss on disposal of fixed assets	—	13	(13)	* %
Total operating costs and expenses(3)	33,427	33,300	127	0.4%
Income from operations	$2,680	$1,998	$682	34.2%

* Exceeds 100%

(3) Includes stock-based compensation expense of $1,242 and $1,228 the three months ended June 30, 2009 and 2008, respectively.

The following tables provide information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Three months ended June 30, 2009		Three months ended June 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$44,673	59.1%	$45,106	60.9%	$(433)	(1.0)%
Europe, Middle East and Africa (EMEA)	26,327	35.0%	24,681	33.3%	1,646	6.7%
Asia	4,528	6.0%	4,339	5.8%	189	4.3%
Total	$75,528	100.0%	$74,126	100.0%	$1,402	1.9%

RiskMetrics Business

	Three months ended June 30, 2009		Three months ended June 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$17,528	44.5%	$17,893	46.1%	$(365)	(2.0)%
Europe, Middle East and Africa (EMEA)	19,177	48.6%	18,216	46.9%	961	5.3%
Asia	2,716	6.9%	2,719	7.0%	(3)	(0.1)%
Total	$39,421	100.0%	$38,828	100.0%	$593	1.5%

ISS Business

	Three months ended June 30, 2009		Three months ended June 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$27,145	74.9%	$27,213	77.1%	$(68)	(0.2)%
Europe, Middle East and Africa (EMEA)	7,150	20.1%	6,465	18.3%	685	10.6%
Asia	1,812	5.0%	1,620	4.6%	192	11.9%
Total	$36,107	100.0%	$35,298	100.0%	$809	2.3%

Set forth below is a discussion of our results for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Revenues.  Consolidated revenues for the three months ended June 30, 2009 increased by $1.4 million, or 1.9%, to $75.5 million from $74.1 million. Revenue growth was driven by a 1.5% increase in the RiskMetrics business and 2.3% increase in the ISS business.  ISS revenues for three months ended June 30, 2009 includes $1.5 million of revenue from Innovest, which was acquired in March 2009.

RiskMetrics revenues for the three months ended June 30, 2009 increased by $0.6 million, or 1.5%, to $39.4 million from $38.8 million.  The $0.6 million increase in revenues was primarily due to increased revenues from Credit Risk and Wealth Management products and services.  Market risk product revenues are essentially the same as prior year as new sales growth has been offset by increased non-renewals from alternative investment customers .

ISS revenues for the three months ended June 30, 2009 increased by $0.8 million, or 2.3%, to $36.1 million from $35.3 million. The increase in revenue was primarily due to a $1.6 million increase in FR&A products and services to $13.5 million from $11.9 million due to the acquisition of Innovest and increased Corporate Advisory services revenue partially offset by a reduction in CFRA revenue as a result of declining renewal rates. Revenues from our Governance Services products decreased 3.3% to $22.6 million from $23.4 million primarily due to decreased revenue in proxy research services and voting services partially offset by an increase in SCAS revenues.

Operating costs and expenses.  Consolidated operating expenses for the three months ended June 30, 2009 decreased by 1.7% to $59.0 million from $60.0 million.  As a percentage of revenues, operating expenses decreased to 78.1% from 81.0% due to increased monitoring of costs, including headcount, while gaining economies of scale for increased revenue.   The $1.0 million decline in operating expenses was primarily due to the following:

•                  $0.9 million decrease in travel and entertainment due to lower travel and increased cost control,

•                  $1.5 million increase in foreign currency exchange gains. Changes in foreign exchange rates (principally the strengthening of the US dollar versus the British Pound and Euro) in 2009 compared to 2008 had a favorable impact on reported operating expenses, and

•                  $0.7 million decline in professional fees, primarily due to lower legal fees and reductions in Sarbanes-Oxley Section 404 compliance costs.

The above declines were partially offset by:

•                  $0.8 million increase in compensation due to increased salaries and benefits partially offset by a decline in commissions as a result of a decline in new sales,

•                  $0.4 million increase in amortization expense due to intangibles acquired in connection with the Innovest acquisition, and

•                  $0.7 million increase in technology costs due to increased research and development consulting and web hosting costs.

RiskMetrics operating expenses for the three months ended June 30, 2009 decreased 4.3% to $25.6 million from $26.7 million compared to prior year. As a percentage of revenues, operating expenses decreased to 64.8% from 68.8% due to revenue growth of 1.5% and an operating expense decline of 4.3% as compared to the prior year.

ISS operating expenses for the three months ended June 30, 2009 of $33.4 million remained approximately the same as the prior year.  As a percentage of revenues, operating expenses decreased to 92.6% from 94.3%.

Cost of revenues.  Consolidated cost of revenues for the three months ended June 30, 2009 decreased to $22.9 million, or 1.0%, from $23.2 million. The decrease in cost of revenues resulted primarily from increased foreign currency transaction gains of $1.5 million due to the weakening Euro and British pound partially offset by increased data costs of $0.3 million, increased stock based compensation of $0.2 million and increased compensation costs.  As a percentage of revenues, cost of revenues decreased to 30.4% from 31.3%.

RiskMetrics cost of revenues for the three months ended June 30, 2009 decreased to $7.8 million, or 9.9%, from $8.6 million due to an increase in foreign currency transaction gains partially offset by increased data and web hosting costs.  As a percentage of revenues, RiskMetrics cost of revenues decreased to 19.8% from 22.3%.

ISS cost of revenues for the three months ended June 30, 2009 increased to $15.1 million, or 4.3% from $14.5 million. The increase was primarily due to increased compensation costs, including stock-based compensation.  As a percentage of revenues, ISS cost of revenues increased to 42.0% from 41.2%.

Research and development expenses.  Consolidated research and development expenses for the three months ended June 30, 2009 increased to $11.2 million, or 7.4%, from $10.4 million primarily due to a $0.7 million increase in compensation and consulting costs. As a percentage of revenues, research and development expenses increased to 14.8% from 14.0%.

RiskMetrics research and development expenses for the three months ended June 30, 2009 increased to $7.6 million, or 7.9%, from $7.1 million primarily due to increased compensation costs.

ISS research and development expenses for the three months ended June 30, 2009 increased to $3.5 million from $3.3 million primarily due to increased stock based compensation and consulting costs.

Selling and marketing expenses.  Consolidated selling and marketing expenses for the three months ended June 30, 2009 decreased to $7.5 million, or 19.2%, from $9.3 million primarily due to a $1.3 million decline in compensation costs, including commissions as a result of reduced sales and $0.2 million decline in stock based compensation. As a percentage of revenues, selling and marketing expenses decreased to 9.9% from 12.5%.

RiskMetrics selling and marketing expenses for the three months ended June 30, 2009 decreased to $3.8 million, or 24.6%, from $5.0 million. The decrease was primarily due to a decrease in compensation costs of $1.0 million as a result of a decline in commissions due to lower new sales.

ISS selling and marketing expenses for the three months ended June 30, 2009 decreased to $3.7 million, or 12.7%, from $4.3 million. The decrease was primarily due to a $0.2 million decline in stock-based compensation costs as well as a $0.3 million decline in travel and entertainment expenses.

General and administrative expenses.  Consolidated general and administrative expenses for the three months ended June 30, 2009 decreased to $9.3 million, or 3.0%, from $9.5 million primarily due a decline in professional fees and travel and entertainment expenses partially offset by increased stock based compensation expense.  As a percentage of revenues, general and administrative expenses decreased to 12.3% from 12.9%.

RiskMetrics general and administrative expenses for the three months ended June 30, 2009 increased to $5.0 million, or 4.8%, from $4.8 million. The increase was primarily due to a $0.2 million increase in stock based compensation expense and increased occupancy costs, partially offset by reduced Sarbanes-Oxley Section 404 compliance costs.

ISS general and administrative expenses for the three months ended June 30, 2009 decreased to $4.2 million, or 10.9%, from $4.7 million. The $0.5 million decrease was primarily due to lower professional fees and travel and entertainment costs.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment for the three months ended June 30, 2009 decreased to $2.1 million from $2.2 million.

Amortization of intangible assets.  Amortization of intangible assets for three months ended June 30, 2009 increased to $5.9 million from $5.5 million primarily due to amortization of intangibles acquired in connection with the Innovest acquisition.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense for the three months ended June 30, 2009 increased to $5.1 million from $5.0 million due to reduced interest yields on interest income offset by decreased interest expense (net of amortization) as a result of reduced outstanding debt.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 37.0% for the three months ended June 30, 2009 as compared to an effective rate of 39.1% for the comparable prior year period.  The effective rate declined primarily due to an increase in pre-tax income and a decline in non-deductible stock-based compensation expense. In addition, effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Six months ended June 30, 2009 compared to the Six months ended June 30, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Six months ended June 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$152,909	$145,346	$7,563	5.2%
Operating costs and expenses:
Cost of revenues	46,257	45,880	377	0.8%
Research and development	21,308	20,866	442	2.1%
Selling and marketing	14,568	18,486	(3,918)	(21.2)%
General and administrative	19,863	18,743	1,120	6.0%
Depreciation and amortization of property and equipment	4,064	4,280	(216)	(5.0)%
Amortization of intangible assets	11,475	10,912	563	5.2%
Loss on disposal of fixed assets	127	26	101	* %
Total operating costs and expenses(1)	117,662	119,193	(1,531)	(1.3)%
Income from operations	35,247	26,153	9,094	34.8%
Interest, dividend, investment and other income (expense), net	(10,266)	(16,477)	6,211	37.7%
Income before provision for income taxes	24,981	9,676	15,305	* %
Provision for income taxes	9,243	3,783	5,460	* %
Net income	$15,738	$5,893	$9,845	* %

* Exceeds 100%

(1) Includes stock-based compensation expense of $4,083 and $5,377 for the six months ended June 30, 2009 and 2008, respectively.

RiskMetrics Business

	Six months ended June 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$79,615	$73,264	$6,351	8.7%
Operating costs and expenses:
Cost of revenues	15,841	16,780	(939)	(5.6)%
Research and development	14,836	14,156	680	4.8%
Selling and marketing	7,434	9,353	(1,919)	(20.5)%
General and administrative	9,954	9,240	714	7.7%
Depreciation and amortization of property and equipment	2,190	2,344	(154)	(6.6)%
Amortization of intangible assets	158	—	158	* %
Loss on disposal of fixed assets	127	—	127	* %
Total operating costs and expenses(2)	50,540	51,873	(1,333)	(2.6)%
Income from operations	$29,075	$21,391	$7,684	35.9%

* Exceeds 100%

(2) Includes stock-based compensation expense of $1,818 and $2,126 for the six months ended June 30, 2009 and 2008, respectively.

ISS Business

	Six months ended June 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$73,294	$72,082	$1,212	1.7%
Operating costs and expenses:
Cost of revenues	30,416	29,100	1,316	4.5%
Research and development	6,472	6,710	(238)	(3.5)%
Selling and marketing	7,134	9,133	(1,999)	(21.9)%
General and administrative	9,909	9,503	406	4.3%
Depreciation and amortization of property and equipment	1,874	1,936	(62)	(3.2)%
Amortization of intangible assets	11,317	10,912	405	3.7%
Loss on disposal of fixed assets	—	26	(26)	(100.0)%
Total operating costs and expenses(3)	67,122	67,320	(198)	(0.3)%
Income from operations	$6,172	$4,762	$1,410	29.6%

(3) Includes stock-based compensation expense of $2,265 and $3,251 the six months ended June 30, 2009 and 2008, respectively.

The following tables provide information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Six months ended June 30, 2009		Six months ended June 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$91,590	59.8%	$89,737	61.7%	$1,853	2.1%
Europe, Middle East and Africa (EMEA)	52,620	34.5%	47,066	32.4%	5,554	11.8%
Asia	8,699	5.7%	8,543	5.9%	156	1.8%
Total	$152,909	100.0%	$145,346	100.0%	$7,563	5.2%

RiskMetrics Business

	Six months ended June 30, 2009		Six months ended June 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$35,799	45.0%	$33,427	45.6%	$2,372	7.1%
Europe, Middle East and Africa (EMEA)	38,431	48.3%	34,491	47.1%	3,940	11.4%
Asia	5,385	6.7%	5,346	7.3%	39	0.7%
Total	$79,615	100.0%	$73,264	100.0%	$6,351	8.7%

ISS Business

	Six months ended June 30, 2009		Six months ended June 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$55,791	76.0%	$56,310	78.1%	$(519)	(1.1)%
Europe, Middle East and Africa (EMEA)	14,189	19.5%	12,575	17.5%	1,614	13.6%
Asia	3,314	4.5%	3,197	4.4%	117	3.7%
Total	$73,294	100.0%	$72,082	100.0%	$1,212	1.7%

Set forth below is a discussion of our results for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Revenues.  Consolidated revenues for the six months ended June 30, 2009 increased by $7.6 million, or 5.2%, to $152.9 million from $145.3 million. Revenue growth was driven by an 8.7% increase in the RiskMetrics business and 1.7% increase in the ISS business.  ISS revenues for six months ended June 30, 2009 includes $2.0 million of revenue from Innovest, which was acquired in March 2009.

RiskMetrics revenues for the six months ended June 30, 2009 increased by $6.4 million, or 8.7%, to $79.6 million from $73.3 million.  The $6.4 million increase in revenues was primarily due to a 7.1% increase in revenues from our Market Risk products, primarily from RiskManager due to 2008 sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services partially offset by increased hedge fund non-renewals.

ISS revenues were $73.3 million for the six months ended June 30, 2009, a 1.7% increase over the comparable 2008 period. On a product level, total Governance Services (mainly Proxy Research and Voting Services) revenues of $45.7 million for six months ended June 30, 2009 were essentially the same as the comparable period in 2008.  FR&A revenues of $27.6 million for six months ended June 30, 2009 increased 4.8%, or $1.3 million, over the comparable period in 2008.  The increase in FR&A revenue was primarily due to the Innovest acquisition, increased ES&G and Corporate Advisory Service revenue partially offset by a decline in CFRA revenue due to lower renewal rates.

Operating costs and expenses.  Consolidating operating expenses for the six months June 30, 2009 decreased by 1.3% to $117.7 million from $119.2 million.  As a percentage of revenues, operating expenses decreased to 76.9% from 82.0% due to increased monitoring of costs, including headcount, while gaining economies of scale from our increased revenue.   The $1.5 million decline in operating expenses was primarily due to the following:

•                  $1.3 million decline in stock based compensation primarily due to the Company’s IPO stock option grant in January 2008,

•                  $1.7 million decrease in travel and entertainment due to lower travel,

•                  $0.4 million decrease in HR costs due to lower recruiting fees,

•                  $0.5 million decline in marketing expenses,

•                  $0.9 million decline in professional fees due to lower Sarbanes-Oxley Section 404 compliance, consulting and legal fees,

•                  A decline in data costs due primarily to a one-time $0.8 million expense reduction for the settlement of a data vendor liability for less than the amounts previously accrued, and

•                  Changes in foreign exchange rates (principally the strengthening of the US dollar) in 2009 compared to 2008 had a favorable impact on reported operating expenses.

The above declines were partially offset by:

•                  $1.5 million in non-recurring expenses during the six months ended June 30, 2009 which consisted of $0.8 million in lease exit costs, $0.5 million of employee severance and $0.2 million of Innovest acquisition costs.

•                  $1.5 million increase in technology costs due to increased research and development consulting, and higher web hosting and maintenance costs.

•                  $1.3 million increase in compensation due to increased salaries partially offset by a decrease in commissions as a result of a decline in new sales.

RiskMetrics operating expenses for the six months ended June 30, 2009 decreased 2.6% to $50.5 million from $51.9 million compared to prior year. The $1.3 million decrease was primarily due to a $0.6 million increase in foreign currency gains, a $0.7 million decrease in travel costs, $0.3 million decline in stock based compensation and $0.3 million decline in professional fees partially offset by increased compensation costs of $0.4 million.  As a percentage of revenues, operating expenses decreased to 63.5% from 70.8% due to revenue growth of 8.7% and operating expenses decreasing 2.6% as compared to the prior year.

ISS operating expenses for the six months ended June 30, 2009 decreased to $67.1 million from $67.3 million.  The decrease in operating expenses was primarily due to a decrease in stock based compensation, travel and professional fees partially offset by an increase in one-time costs.  As a percentage of revenues, operating expenses decreased to 91.6% from 93.4%.

Cost of revenues.  Consolidated cost of revenues for the six months ended June 30, 2009 increased to $46.3 million, or 0.8% from $45.9 million. The $0.4 million increase in cost of revenues resulted primarily from increased technology costs of $0.9 million as a result of increased web hosting costs partially offset by a $0.6 million decline in stock based compensation.  As a percentage of revenues, cost of revenues decreased to 30.3% from 31.6%.

RiskMetrics cost of revenues for the six months ended June 30, 2009 of $15.8 million decreased $0.9 million, or 5.6%, compared to $16.8 million of the prior year due to increased foreign currency transaction gains of $0.6 million and decreased data and travel costs.  As a percentage of revenues, RiskMetrics cost of revenues decreased to 19.9% from 22.9%.

ISS cost of revenues for the six months ended June 30, 2009 increased to $30.4 million, or 4.5%, from $29.1 million. The $1.3 million increase was primarily due to increased compensation costs.  As a percentage of revenues, ISS cost of revenues increased to 41.5% from 40.3%.

Research and development expenses.  Consolidated research and development expenses for the six months ended June 30, 2009 increased to $21.3 million, or 2.1%, from $20.9 million due to increased compensation costs of $1.0 million partially offset by decreased stock based compensation of $0.3 and lower travel costs. As a percentage of revenues, research and development expenses decreased to 13.9% from 14.4%.

RiskMetrics research and development expenses for the six months ended June 30, 2009 increased to $14.8 million, or 4.8%, from $14.2 million. The increase was primarily due to increased compensation costs, partially offset by a decline in stock based compensation and travel and entertainment costs.

ISS research and development expenses for the six months ended June 30, 2009 decreased to $6.5 million from $6.7 million primarily due to a decline in compensation costs partially offset by increased research and development consulting costs.

Selling and marketing expenses.  Consolidated selling and marketing expenses for the six months ended June 30, 2009 decreased to $14.6 million, or 21.2%, from $18.5 million. As a percentage of revenues, selling and marketing expenses decreased to 9.5% from 12.7% due to a decline in compensation costs, lower marketing expenses, and a decline in travel and entertainment costs.

RiskMetrics selling and marketing expenses for the six months ended June 30, 2009 decreased to $7.4 million, or 20.5%, from $9.4 million. The decrease was primarily due to a decrease in compensation of $1.7 million as a result a decline in commissions due to lower new sales.

ISS selling and marketing expenses for the six months ended June 30, 2009 decreased to $7.1 million, or 21.9%, from $9.1 million. The decrease was primarily due to a $0.9 million decline in compensation costs,  $0.4 million decline in marketing expenses and a reduction in travel expenses.

General and administrative expenses.  Consolidated general and administrative expenses for the six months ended June 30, 2009 increased to $19.9 million, or 6.0%, from $18.7 million. The $1.1 million increase in general and administrative costs is primarily due to non-recurring costs of $1.5 million incurred during the six months ended June 30, 2009 which is comprised of $0.8 million in lease exit costs, $0.5 million in employee severance and $0.2 million in Innovest acquisition costs.  As a percentage of revenues, general and administrative expenses increased to 13.0% from 12.9%.

RiskMetrics general and administrative expenses for the six months ended June 30, 2009 increased to $10.0 million, or 7.7%, from $9.2 million. The increase was primarily due to increased compensation costs, occupancy costs and technology costs.

ISS general and administrative expenses for the six months ended June 30, 2009 increased to $9.9 million, or 4.3%, from $9.5 million. The increase was primarily due to $1.5 million of non-recurring costs discussed above, partially offset by a decline in compensation costs and professional fees.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment for the six months ended June 30, 2009 decreased to $4.1 million from $4.3 million.

Amortization of intangible assets.  Amortization of intangible assets for six months ended June 30, 2009 increased to $11.5 million from $10.9 million primarily due to intangibles acquired in connection with the Innovest acquisition.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense for the six months ended June 30, 2009 decreased to $10.3 million from $16.5 million.  This $6.2 million decrease in expense was due to decreased interest expense (net of amortization) as a result of reduced debt borrowings and one-time charges incurred in 2008.  In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the six months ended June 30, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 37.0% for the six months ended June 30, 2009 as compared to an effective rate of 39.1% for the comparable prior year period.  The effective rate declined primarily due to an increase in pre-tax income and a decline in non-deductible stock-based compensation expense.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $184.8 million.  We believe our existing cash and cash equivalents, our cash flow from operating activities and borrowing capacity under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $10.0 million to $11.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, future acquisitions of businesses and investments in our own business. To the extent our liquidity sources are insufficient to fund our future activities we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms.

Cash Flows

Our cash flow tends to be lower in the beginning of each year due to bonuses and commissions paid during this period. As a result, we typically generate more cash flows from operations during the second half of the year than during the first half of the year.

Cash flows from operating activities increased by $9.6 million in the six months ended June 30, 2009 compared to 2008 due to increased net income and increased contribution from working capital.   Operating activities for the six months ended June 30, 2009 provided cash of $28.1 million primarily reflecting net income of $15.7 million, plus $15.5 million in depreciation and amortization (excluding amortization of debt issuance costs), $4.1 million in stock based compensation and a $8.2 million decrease in accounts receivable partially offset by a $13.1 million decline in accrued expenses due to the payment of bonuses.   Cash provided by operating activities was $18.5 million for the six months ended June 30, 2008 reflecting net income of $5.9 million plus depreciation and amortization (excluding amortization of debt issuance costs) of $15.2 million, a $2.7 million decrease in income and deferred taxes partially offset by a $4.5 million decline in accrued expenses due to bonus payments and a $7.5 million net decrease in accounts receivable and deferred revenue.  Cash flow from operating activities for 2008 was negatively impacted by $1.3 million of cash used for a debt pre-payment penalty fee and $1.4 million for an interest rate swap settlement in connection with the pre-payment of debt in 2008.

Investing activities for the six months ended June 30, 2009 used cash of $19.3 million due to the acquisition of Innovest for $14.8 million and $4.3 million for capital expenditures.  Investing activities for the six months ended June 30, 2008 used cash of $5.1 million, primarily due to capital expenditures of $4.0 million and a $1.0 million payment for an intangible asset.

Financing activities for the six months ended June 30, 2009 provided cash of $2.2 million primarily from the exercise of stock options and related tax benefits partially offset by a $0.7 million debt payment. Financing activities for the six months ended June 30, 2008 provided cash of $68.4 million as a result of $197.4 million raised from our initial public offering and $4.4 million from stock option proceeds, partially offset by $132.1 million in debt payments and $1.3 million from equity offering expenses.

Long Term Debt

The Company’s debt is comprised of two term loan facilities and a $25.0 million revolving credit facility.  As of June 30, 2009 $289.9 million of debt remains outstanding under the first lien loan and no indebtedness remain outstanding under the second lien term loan or revolving credit facility.  The maturity date of the first lien term loan is December 2013. The next principal debt payment of $0.7 million is due on September 30, 2009.  The terms of the indebtedness include various covenant compliance requirements, including maintaining certain Adjusted EBITDA earning levels, as defined in our credit facilities. The Company has pledged substantially all of its assets as collateral against the debt. Amounts paid under the term loans may not be re-borrowed.

In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of June 30, 2009, the interest rate swaps had notional amounts totaling $252.5 million and a fair value liability totaling $17.7 million.  The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 6.9% during the six months ended June 30, 2009.

As of June 30, 2009, we were in compliance with our credit agreement and we are not aware of any future events or transactions that will impact such compliance.

Commitments

In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of June 30, 2009:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including estimated interest	$390,395	$23,489	$46,348	$320,558	$—
Interest rate swaps	17,658	10,319	7,339	—	—
Operating leases	31,492	7,166	13,460	4,705	6,161
Purchase obligation for data	8,306	7,061	1,245	—	—
Deferred purchase price obligation(1)	953	221	476	256	—
Total (2)	$448,804	$48,256	$68,868	$325,519	$6,161

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

Related Party Transaction

In May 2008, we entered into a contract for the sale of Market Risk products to Duff Capital Advisors, which was subsequently terminated.  Philip Duff, a director of the Company, was the founder, CEO and General Partner of Duff Capital Advisors, but is no longer employed by that firm. The contract was entered into in the normal course of business on terms that we believe are consistent with (and not preferential to) those provided to our other clients. We recognized $0.3 million in revenue from the Duff Capital Advisors contract for the six months ended June 30, 2009.

Effects of Recently Issued Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), Business Combinations, as ammended (“SFAS 141(R)”) and Statement 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with Statement 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Application of SFAS 141(R) and SFAS 160 is generally required to be adopted prospectively, except for certain provisions of SFAS 141(R) and SFAS 160, which are required to be adopted retrospectively upon adoption. Business combination transactions accounted for before adoption of SFAS 141(R) should be accounted for in accordance with SFAS 141 and that accounting previously completed under SFAS 141 should not be modified as of or after the date of adoption of Statement 141(R).  We adopted SFAS 141(R) and SFAS 160 effective January 1, 2009 and the impact of such adoption will be dependent upon the business combinations we pursue.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. We adopted SFAS 161 on January 1, 2009 and have included the required disclosures regarding the fair value of derivative instruments in Note 8 to the condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. We adopted FSP FAS 142-3 on January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. We adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for the interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS 165 on June 30, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

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

Interest Rate Sensitivity

To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of June 30, 2009, the interest rate swaps had notional amounts totaling $252.5 million and a fair value liability totaling $17.7 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 6.9% during the six months ended June 30, 2009. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the six months ended June 30, 2009 by approximately $0.3 million.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At June 30, 2009, we had translation exposure to various foreign currencies including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollar currencies. The net potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates partially offset by a corresponding appreciation of the US dollar, as of June 30, 2009, amounts to $4.1 million.

We primarily invoice our clients in U.S. dollars; however, we also invoice a portion of our clients in Euro, Sterling, Canadian Dollar, Japanese Yen and a limited number of other non-U.S. dollar currencies. As such, the fluctuations in such currencies could impact our operating results.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the our disclosure controls and procedures as of June 30, 2009 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)                                 Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on June 16, 2009 in New York,  New York, and at such meeting the shareholders considered and voted upon the following:

(1)  The election of eleven (11) directors to serve for one-year terms.

The votes were cast for this matter as follows:

	FOR	AGAINST/ABSTAIN

Ethan Berman	58,300,022	225,894
Lovida Coleman, Jr.	58,393,803	132,113
Philip Duff	51,002,599	7,523,317
Stephanie Hanbury-Brown	58,464,089	61,827
Rene Kern	58,206,745	319,171
Christopher Mitchell	57,342,013	1,183,903
Frank Noonan	58,456,289	69,627
Lynn Sharp Paine	57,386,769	1,139,147
Thomas Renyi	58,455,189	70,727
Stephen Thieke	58,456,589	69,327
Robert Trudeau	57,376,175	1,149,741

Each nominee was elected a Director of the Company.

(2)  To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009.

The votes were cast for this matter as follows:

FOR	AGAINST/ABSTAIN

58,406,160	119,756

The selection of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009 was ratified.

(3)  To approve amendments to the Company’s 2007 Omnibus Incentive Compensation Plan.

The votes were cast for this matter as follows:

FOR	AGAINST/ABSTAIN	NON-VOTES

53,827,963	1,537,997	3,159,956

The amendments to the 2007 Omnibus Incentive Compensation Plan were approved.

(4)  To approve two advisory (non-binding) proposals concerning the Company’s executive compensation philosophy and 2008 compensation decisions.

The votes were cast for these matters as follows:

	FOR	AGAINST/ABSTAIN	NON-VOTES

Compensation Philosophy	58,297,327	228,589	0
2008 Compensation Decisions	55,225,846	140,114	3,159,956

The two advisory proposals were approved.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Knut Kjaer Employment Agreement *
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Executive Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

*                                         Filed herewith.