Form 10-Q
period 2009-09-30
RiskMetrics Group Inc
filed 2009-11-03
CIK 1295172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 29, 2009 was:

Class	Outstanding
Common stock $.01 par value	62,798,622

RiskMetrics Group, Inc

Index to Form 10-Q

Page Number
PART I — FINANCIAL INFORMATION
Item 1— Financial Statements
Condensed Consolidated Financial Statements as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 (unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	36
Item 4 — Controls and Procedures	36

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings	37
Item1A—Risk Factors	37
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3 — Defaults Upon Senior Securities	37
Item 4 — Submission of Matters to a Vote of Security Holders	37
Item 5 — Other Information	37
Item 6 — Exhibits	37

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,626	$170,799
Accounts receivable—net	37,175	42,319
Deferred tax assets	2,459	2,092
Income taxes receivable	3,423	4,562
Other receivables and prepaid expenses	8,986	5,666
Total current assets	250,669	225,438
Intangibles—net	136,769	148,340
Goodwill	318,592	308,613
Property and equipment—net	14,887	15,400
Deferred financing costs	4,448	5,227
Other assets	2,351	1,995
TOTAL ASSETS	$727,716	$705,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$4,812	$1,981
Accrued expenses	35,365	40,174
Debt—current portion	2,966	2,224
Deferred revenue—current portion	105,385	109,525
Other current liabilities	221	211
Total current liabilities	148,749	154,115
LONG-TERM LIABILITIES
Debt	286,171	288,395
Deferred tax liabilities	24,902	31,405
Deferred revenue	595	1,364
Other long-term liabilities	20,623	26,567
Total liabilities	$481,040	$501,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—200,000,000 authorized; 62,723,667 and 61,673,960 issued and 62,480,513 and 61,430,806 outstanding at September 30, 2009 and December 31, 2008, respectively	$627	$617
Treasury stock—243,154 shares	(579)	(579)
Additional paid-in capital	445,739	431,781
Accumulated other comprehensive loss	(11,235)	(17,255)
Accumulated deficit	(187,876)	(211,397)
Total stockholders’ equity	246,676	203,167
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$727,716	$705,013

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUES	$73,980	$75,554	$226,889	$220,900
OPERATING COSTS AND EXPENSES:
Cost of revenues	22,002	23,507	68,259	69,387
Research and development	11,302	11,248	32,610	32,114
Selling and marketing	7,487	9,045	22,055	27,531
General and administrative	9,751	8,959	29,614	27,702
Depreciation and amortization of property and equipment	2,189	2,153	6,253	6,433
Amortization of intangible assets	5,876	5,398	17,351	16,310
Loss on disposal of property and equipment	178	57	305	83
Total operating costs and expenses (1)	58,785	60,367	176,447	179,560
INCOME FROM OPERATIONS	15,195	15,187	50,442	41,340

INTEREST, DIVIDEND, INVESTMENT, AND OTHER INCOME (EXPENSE), NET:

Interest, dividend and investment income	168	686	461	1,927
Interest expense (Note 7)	(5,154)	(5,546)	(15,713)	(20,651)
Other expenses (Note 7 & 8)	—	—	—	(2,613)
Total interest, dividend, investment, and other income (expense), net	(4,986)	(4,860)	(15,252)	(21,337)
INCOME BEFORE PROVISION FOR INCOME TAXES	10,209	10,327	35,190	20,003
PROVISION FOR INCOME TAXES	2,426	4,045	11,669	7,828
NET INCOME	$7,783	$6,282	$23,521	$12,175

NET INCOME PER SHARE:
Basic	$0.13	$0.10	$0.38	$0.20
Diluted	$0.11	$0.09	$0.35	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	62,097,967	60,780,651	61,745,222	59,493,052
Diluted	68,168,896	68,409,343	67,838,520	67,040,711

(1) Includes stock-based compensation expense of:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Cost of revenues	$733	$721	$2,104	$2,719
Research and development	595	608	1,724	2,060
Selling and marketing	302	422	1,065	1,375
General and administrative	693	494	1,513	1,468
Total stock-based compensation expense	$2,323	$2,245	$6,406	$7,622

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

(In thousands, except share amounts)

					Accumulated
	Common Shares			Additional	Other		Total
	Number of Shares Issued	Amount	Treasury Stock	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

BALANCE—January 1, 2008	47,850,652	$479	$(2)	$217,355	$(7,262)	$(74,478)	$136,092
Comprehensive loss:
Net loss	—	—	—	—	—	(136,919)	(136,919)
Foreign currency translation adjustment	—	—	—	—	(3,048)	—	(3,048)
Net unrealized loss on cash flow hedge, net of deferred tax benefit of $4,376	—	—	—	—	(6,945)	—	(6,945)
Total comprehensive loss	—	—	—	—	—	—	(146,912)

Common shares issued upon exercise of stock options	1,611,358	16	—	5,901	—	—	5,917
Tax benefit associated with exercise of stock options	—	—	—	4,861	—	—	4,861
Stock-based compensation	—	—	—	9,893	—	—	9,893
Issuance of common stock	147,766	1	—	(1)	—	—	—
Common shares recovered in connection with the acquisition of CFRA	—	—	(577)	—	—	—	(577)
Net proceeds from equity offering	12,064,184	121	—	193,772	—	—	193,893

BALANCE—December 31, 2008	61,673,960	617	(579)	431,781	(17,255)	(211,397)	203,167
Comprehensive income:
Net income	—	—	—	—	—	23,521	23,521
Foreign currency translation adjustment	—	—	—	—	2,926	—	2,926
Net unrealized gain on cash flow hedge, net of deferred tax liability of $1,897	—	—	—	—	3,094	—	3,094
Total comprehensive income	—	—	—	—	—	—	29,541

Common shares issued upon exercise of stock options	1,015,340	10	—	4,595	—	—	4,605
Tax benefit associated with exercise of stock options	—	—	—	2,957	—	—	2,957
Stock-based compensation	—	—	—	6,406	—	—	6,406
Issuance of common stock (Note 11)	34,367	—	—	—	—	—	—

BALANCE—September 30, 2009	62,723,667	$627	$(579)	$445,739	$(11,235)	$(187,876)	$246,676

Disclosure of realized gain:
Unrealized loss on cash flow hedge	$(1,821)
Realized loss for cash flow hedge settlement, net of tax benefit(Note 8)	4,915
Net unrealized gain on cash flow hedge	$3,094

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED) (Amounts in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,521	$12,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,253	6,433
Provision for bad debts	471	713
Amortization of intangible assets	17,351	16,310
Amortization of debt issuance costs	780	3,190
Stock-based compensation	6,406	7,622
Tax benefit associated with exercise of stock options	(2,957)	(5,075)
Loss on disposal of property and equipment	305	83
Changes in assets and liabilities (net of assets and liabilities acquired):
Decrease (increase) in accounts receivable	6,861	(12,507)
(Increase) decrease in income and deferred taxes	(5,128)	11,330
(Increase) decrease in other receivables and prepaid expenses	(3,081)	72
Increase in other assets	(347)	(136)
Increase (decrease) in trade accounts payable	2,727	(2,875)
(Decrease) increase in deferred revenue	(6,141)	14,258
(Decrease) increase in accrued expenses and other liabilities	(6,507)	7,217
Net cash provided by operating activities	40,514	58,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,537)	(5,804)
Payment for intangible asset	—	(1,000)
Payment for deferred purchase price	(159)	(127)
Cash refunded from CFRA acquisition	—	223
Cash paid to acquire Innovest (net of cash acquired of $1,190)	(14,806)	—
Net cash used in investing activities	(20,502)	(6,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(1,482)	(132,131)
Gross proceeds from equity offering	—	197,400
Equity offering expenses	—	(1,581)
Excess tax benefit associated with exercise of stock options	2,957	5,075
Proceeds from exercise of stock options	4,605	5,679
Net cash provided by financing activities	6,080	74,442
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,735	(2,338)
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,827	124,206
CASH AND CASH EQUIVALENTS—Beginning of period	170,799	27,455
CASH AND CASH EQUIVALENTS—End of period	$198,626	$151,661
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$14,802	$17,215
Cash paid (refunded) for taxes	$16,064	$(4,907)
NON CASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit associated with exercise of ISS stock options	$183	$616
Return of common stock issued to purchase CFRA	$—	$(577)

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Principles of Consolidation and Basis of Presentation—The condensed consolidated financial statements include the accounts of RMG and its wholly owned-subsidiaries which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2008 condensed consolidated financial statement information has been derived from the 2008 audited consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Use of Estimates and Significant Accounting Policies—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, the fair value of acquired assets and liabilities, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to the Company’s significant accounting policies since December 31, 2008 other than as discussed below.

Effects of Recently Issued Accounting Standards—

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification became effective for the Company in the quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s condensed consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.

Accounting for Business Combinations

On December 4, 2007, the FASB amended its authoritative guidance for business combinations and noncontrolling interests in consolidated financial statements. Effective January 1, 2009, the Company adopted the amended guidance for business combinations and noncontrolling interests.  These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements.  The Company accounted for the acquisition of Innovest Strategic Value Advisors, Inc. (“Innovest”) in accordance with this amended guidance (see Note 4).

Disclosures for Derivative Financial Instruments

In March 2008, the FASB amended its guidance for disclosures about derivative instruments and hedging activities. On January 1, 2009 the Company adopted this amended guidance for its disclosures about derivative instruments and hedging activities and has included the required disclosures regarding the fair value of derivative instruments in Note 8.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB amended its guidance for the factors that an entity should consider in developing renewal or extension assumptions used in the determination of the useful life of recognized intangible assets. This amended guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  On January 1, 2009, the Company adopted this amended guidance for determination of the useful life of intangible assets and such adoption did not have a material impact on the condensed consolidated financial statements.

Disclosures for Fair Value of Financial Instruments

In April 2009, the FASB issued new authoritative guidance for interim disclosures about fair value of financial instruments.  This authoritative guidance requires certain disclosures in interim financial statements that previously were required only annually.  In addition, this guidance requires disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  On April 1, 2009, the Company adopted the authoritative guidance for interim disclosures about fair value of financial instruments. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This authoritative guidance is effective for the interim or annual financial periods ending after June 15, 2009.  On June 30, 2009, the Company adopted the authoritative guidance for subsequent events. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 3, 2009.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB revised certain accounting guidance for revenue arrangements with multiple deliverables, in particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and to allocate the arrangement consideration. This revised guidance is effective for the first quarter of 2011, with early adoption permitted. The Company does not expect the adoption of this revised guidance to have a material impact on the condensed consolidated financial statements.

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

Revenue included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 pertaining to Innovest was approximately $1.6 million and $3.6 million, respectively, and net earnings were not significant.

The Company incurred acquisition related expenses of $0.2 million in connection with the acquisition and such costs are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009. In addition, the purchase consideration was reduced by $0.2 million of employee severance costs and during the nine months ended September 30, 2009 the Company incurred a total of $0.5 million of employee severance costs as a result of reorganizing the ISS business due to the Innovest acquisition.  Such expenses have been included in general and administrative expenses in the accompanying statement of operations.

The purchase price for Innovest was determined based on a valuation of market value comparables and future projections of discounted cash flows. The Company believes the purchase price reflects the financial prospects of the existing business as well as the opportunities for revenue growth, cost savings and other synergies, including the ability to cross-sell to one another’s clients, and offer more comprehensive and diverse services. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset and is therefore reflected as goodwill within the ISS segment.  The amounts and useful lives allocated to intangible assets were as follows:

Customer relationships	$4,300	10 years
Covenant not to compete	150	2 years
Trade name	350	1 year
Customer contracts	670	1 year
Proprietary process	310	5 years
Total intangible assets	$5,780

The purchase price allocation for Innovest is not complete as the acquisition occurred in March 2009 and the Company is still in the process of reviewing the valuation of assets and liabilities acquired.

The following table summarizes unaudited pro forma financial information for the nine months ended September 30, 2009 and 2008 assuming the Innovest acquisition had occurred on January 1, 2008.

	Nine months ended September 30,
	2009	2008
Revenues	$228,209	$226,022
Income from operations	50,074	40,613
Net income	23,252	11,837
Net income per share:
Diluted	$0.34	$0.18

These unaudited proforma results are intended for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the Innovest acquisition been in effect at the beginning of the periods presented, or of future results of the combined operations.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$132,450	$(33,351)	$99,099
Acquired technology	5 years	27,123	(14,049)	13,074
Covenant not to compete	1–3 years	1,650	(1,127)	523
Proprietary process	5-7 years	9,180	(2,782)	6,398
Trade names	1–10 years	23,950	(6,554)	17,396
Customer contracts	1 year	670	(391)	279
Total		$195,023	$(58,254)	$136,769

	December 31, 2008
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7–11 years	$128,150	$(23,751)	$104,399
Acquired technology	5 years	27,123	(10,013)	17,110
Covenant not to compete	1–3 years	1,500	(771)	729
Proprietary process	7 years	8,870	(1,795)	7,075
Trade names	1–10 years	23,600	(4,573)	19,027
Total		$189,243	$(40,903)	$148,340

Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

Remainder of year ending December 31, 2009	$5,883
Years ending December 31,
2010	$22,576
2011	$22,031
2012	$17,141
2013	$16,871

Goodwill changed during the nine months ended September 30, 2009 as follows:

Balance at January 1, 2009	$308,613
Goodwill from Innovest acquisition	10,162
Tax benefit on exercise of stock options granted during ISS acquisition	(183)
Balance as of September 30, 2009	$318,592

6. ACCRUED EXPENSES

Accrued expenses as of September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Accrued compensation and related tax	$25,900	$29,492
Accrued data and web hosting expenses	982	1,907
Accrued travel and entertainment	424	393
Accrued professional fees	1,362	1,392
Current portion of deferred rent	189	273
Other accrued expenses	6,508	6,717
	$35,365	$40,174

7. DEBT

The Company’s debt is comprised of two term loan facilities and a revolving credit facility.  As of September 30, 2009, and December 31, 2008, $289.1 million and $290.6 million of debt remains outstanding under the first lien loan respectively, and no indebtedness remains outstanding under the second lien term loan or revolving credit facility.  The maturity date of the first lien term loan is December 2013.

The first lien credit facilities consists of a $25.0 million revolving credit facility and $300.0 million first lien term loan facility and accumulates interest, at the option of the Company at: (a) the LIBOR rate plus a margin of 1.75% to 2.25% depending on the Company’s consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) Bank of America’s “prime rate,” plus a margin of 0.75% or 1.25% depending on the consolidated leverage ratio.  Amounts repaid under the first lien term loan facility may not be re-borrowed. Amounts repaid under the revolving credit facility may be re-borrowed.

The second lien term loan facility was for $125.0 million and accumulated interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America’s “prime rate,” plus a margin of 4.50%. In January 2008, the Company utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement, which has been included in other expenses for the nine months ended September 30, 2008.

The effective interest rate on the Company’s debt was 6.8% and 7.4% for the nine months ended September 30, 2009 and 2008, respectively.

In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts of the first lien credit facility in quarterly installments of $741, of which the next payment is due on December 31, 2009. Furthermore, the Company is required to make a mandatory payment equal to each year’s excess cash flow depending on leverage ratios, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. Based on the Company’s consolidated leverage ratio as of September 30, 2009, no future excess cash flow payments would be required as long as that ratio is maintained. The Company is required to repay the aggregate principal remaining on the first lien term loan facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty.

Scheduled repayments of balances outstanding as of September 30, 2009 are as follows:

For the twelve months ending September 30,
2010	$2,966
2011	2,966
2012	2,966
2013	2,966
2014	277,273
$289,137

The Company has guaranteed the payment and performance of the credit facilities. The Company has pledged substantially all of its assets as collateral against the debt.

The Company incurred debt issuance costs of $10,074, which have been recorded on the accompanying condensed consolidated balance sheet, net of amortization. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense on the accompanying condensed consolidated statement of operations. In conjunction with the prepayment of the second lien loan during the nine months ended September 30, 2008, the Company wrote-off debt issuance costs of $2,377.  The following table summarizes amortization of debt issuance costs, including the write-off of debt issuance costs in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Amortization of debt issuance costs	$260	$260	$780	$3,190

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Instruments

The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the fair value asset or liability of derivative instruments, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. As of September 30, 2009 the Company had interest rate swap agreements which are valued using level 2 inputs as shown in the following table:

Fair value at September 30, 2009, using:
		Quoted prices in	Significant	Significant
		active markets for	other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability (included in other long- term liabilities)	$17,319	$—	$17,319	$—

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

The Company’s interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company’s debt (see Note 7). As of September 30, 2009 and December 31, 2008, the swap agreements had a notional amount of $251,925 and $279,375, respectively. As of September 30, 2009 and December 31, 2008, the swap agreements had a fair value liability of $17,319 and $22,311, respectively, which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

In conjunction with the prepayment of the second lien term loan during the nine months ended September 30, 2008 (Note 7), the Company reduced the notional amount of the interest rate swap by $19,300 in order to hedge the remaining debt outstanding.  The cost for the reduction of the notional was $1,364 and has been included in other expenses on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008.

The notional amount of the swap amortizes over the life of the debt and results in gains and losses being recognized in interest expense in the accompanying condensed consolidated statements of operations. The loss from the amortization and reduction of the swap agreement is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss from swap agreement	$2,905	$1,648	$7,928	$3,562

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

Other Financial Instruments

The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short-term nature of these items. The carrying value and approximate fair value of the Company’s debt based on prevailing interest rates as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Carrying value	$289,137	$290,619
Estimated fair value	283,000	253,000

9. INCOME TAXES

The Company’s effective tax rate for the provision for income taxes was 33.2% and 39.1% for the nine months ended September 30, 2009 and 2008, respectively.  The effective tax rate of 33.2% for the nine months ended September 30, 2009 reflects the Company’s estimate of the effective tax rate during the period and was positively impacted by a $814 reduction in unrecognized tax benefits.

As of September 30, 2009, the Company’s unrecognized tax benefits totaled $1,478, all of which would favorably impact the Company’s effective tax rate, if recognized. Over the next three months, an increase of $92 will be recorded for unrecognized tax benefits and such increase will unfavorably impact the Company’s income tax provision.  Interest and penalties accrued during the nine months ended September 30, 2009 and 2008 were not material.

The Company’s tax returns for 2006-2008 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to international and state taxing jurisdictions. Currently, the Company (or one of its subsidiaries) has been selected for audit by the Internal Revenue Service for 2006 and 2007, and Canada Revenue Agency for 2005-2006. As of September 30, 2009 and December 31, 2008, $313 and $457 were accrued for the payment of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2009	$2,017
Additions based on tax positions related to the current year	179
Additions for tax positions of prior years	96
Reductions for tax positions of prior years due to lapse of applicable statute of limitations	(694)
Other reductions for tax positions of prior years	(120)
Balance at September 30, 2009	$1,478

10. COMMITMENTS AND CONTINGENCIES

The Company is committed to unrelated parties for the rental of office space under operating leases. As of September 30, 2009, minimum future rental payments under operating leases are as follows:

For the twelve months ending September 30,
2010	$6,151
2011	5,598
2012	4,846
2013	1,279
2014	467
Total minimum lease payments	$18,341

During the first quarter of 2009 the Company entered into a lease commitment for its new ISS headquarters.  During the three months ended September 30, 2009, as a result of certain actions by the landlord, the Company alleged the landlord to be in default of the lease and considers the lease terminated.  As a result of the termination, the Company wrote off in process leasehold improvements associated with the lease and recorded a $0.2 million loss on disposal during the three months ended September 30, 2009.

During the nine months ended September 30, 2009 and 2008 the Company incurred lease exit costs of $795 and $198, respectively, as a result of moving various Company operations.  Such expenses have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Data and Web Hosting Agreements—The Company has entered into agreements with various vendors to supply the Company with data and web hosting. The aggregate minimum payments with respect to these data and web hosting agreements as of September 30, 2009, are as follows:

For the twelve months ending September 30,
2010	$10,943
2011	3,347
2012	203
2013	136
Total	$14,629

Contingencies—The Company has no pending litigation matters against it that it considers to be material nor has the Company initiated any litigation against any parties.

11. STOCK-BASED COMPENSATION

The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock (“non-vested stock”).

Stock Options

During 2000, the Company’s Board of Directors adopted a Stock Option Plan (the “2000 Plan”) that provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a one to four year period and have a ten-year contractual term. The maximum number of shares of the Company’s common stock available for issuance under the 2000 Plan was 12,500,000, and no more than 4,000,000 were allowed to be issued in any calendar year. The Company retired the 2000 Plan and adopted a new option plan (the “2004 Plan”). As of September 30, 2009, 4,959,809 options issued under the 2000 Plan remain outstanding.

The 2004 Plan provides for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over a three to four year period and have a ten-year contractual term. To satisfy options granted under the plan, the Company may make common stock available from authorized but unissued shares or shares held in treasury by the Company. The maximum number of shares of the Company’s common stock available for issuance under the 2004 Plan is 7,500,000. The Company retired the 2004 Plan and adopted a new option plan in January 2007. As of September 30, 2009, 4,067,382 options issued under the 2004 Plan remain outstanding.

In January 2007 the Company’s Board of Directors adopted a Stock Option Plan (the “2007 Plan”) that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which vest over a four year period and have a ten-year contractual term. In June 2009, the Company’s shareholders approved an amendment to the 2007 Plan to increase the maximum number of shares of common stock available for issuance under the plan to 10,000,000 and extend the termination date of the Plan to June 30, 2012.  As of September 30, 2009, 3,581,556 options and 252,001 shares of non-vested stock granted under the 2007 Plan remain outstanding.

In January 2007, the Company’s Board of Directors adopted a stock option plan covering the employees from ISS (the “ISS Plan”), which resulted in the rollover of 1,396,000 fully-vested options. Under the adoption of this ISS Plan, no additional options are to be issued. As of September 30, 2009, 127,068 options issued under the ISS Plan remain outstanding.

Summarized information relative to the Company’s stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2009	12,819,587	$7.20
Granted	1,373,500	$13.45
Exercised	(1,015,340)	$4.54
Forfeited	(441,932)	$14.95
Outstanding—September 30, 2009	12,735,815	$7.82

The Company’s stock options outstanding as of September 30, 2009 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.00-5.00	6,418,031	3.50	$2.58	6,418,029	$2.58
5.01-10.00	1,745,337	6.07	7.02	1,336,294	6.97
10.01-15.00	888,500	9.41	11.83	—	—
15.01-20.00	3,683,947	7.94	16.37	1,431,748	16.03
	12,735,815	5.55	$7.82	9,186,071	$5.31

Of the unvested options as of September 30, 2009, 3,123,775 are expected to vest in the future.  As of September 30, 2009 the intrinsic value of stock options outstanding and exercisable was approximately $86,604 and $85,522, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2009 was $9,605.

The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	—	3.2%	2.0%	2.6%
Expected term (in years)	—	4.5	5.5	4.5
Expected stock price volatility	—	35.0%	45.8%	35.0%
Expected dividend yield	—	None	None	None

The weighted-average per share fair value of options granted was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average per share fair value of options granted	$—	$5.81	$6.02	$5.81

No stock options were granted during the three months ended September 30, 2009.

Non-vested Stock

The following table summarizes non-vested stock activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2009	235,039	$18.01
Granted	58,743	$16.04
Vested	(34,367)	$14.42
Forfeited	(7,414)	$16.50
Unvested Shares at September 30, 2009	252,001	$17.16

The total fair value of shares vested during the nine months ended September 30, 2009 was $496.  As of September 30, 2009, there was approximately $16,289 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans, which is expected to be recognized over a period of approximately four years.

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

In computing earnings per share for the three and nine months ended September 30, 2009 and 2008, the difference between basic and diluted number of shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic number of weighted-average shares outstanding	62,097,967	60,780,651	61,745,222	59,493,052
Effect of dilutive securities— Employee stock options and non-vested stock	6,070,929	7,628,692	6,093,298	7,547,659
Diluted number of weighted-average shares outstanding	68,168,896	68,409,343	67,838,520	67,040,711

Options and non-vested stock of 2,966,565 and 2,568,962 common shares during the three months ended September 30, 2009 and 2008, and 4,488,661 and 1,560,000 common shares during the nine months ended September 30, 2009 and 2008, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

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

Results of operations by segment for the three and nine months ended September 30, 2009 and 2008 is as follows:

	RiskMetrics Business	ISS Business	Total
Three months ended September 30, 2009:
Revenues	$39,487	$34,493	$73,980
Depreciation and amortization of property and equipment	1,163	1,026	2,189
Amortization of intangible assets	86	5,790	5,876
Other operating expenses	24,855	25,865	50,720
Income from operations	$13,383	$1,812	15,195
Interest, dividend and investment income			168
Interest expense			(5,154)
Income before provision for income taxes			10,209
Provision for income taxes			2,426
Net income			$7,783

	RiskMetrics Business	ISS Business	Total
Three months ended September 30, 2008:
Revenues	$40,846	$34,708	$75,554
Depreciation and amortization of property and equipment	1,152	1,001	2,153
Amortization of intangible assets	—	5,398	5,398
Other operating expenses	27,438	25,378	52,816
Income from operations	$12,256	$2,931	15,187
Interest, dividend and investment income			686
Interest expense			(5,546)
Income before provision for income taxes			10,327
Provision for income taxes			4,045
Net income			$6,282

	RiskMetrics Business	ISS Business	Total
Nine months ended September 30, 2009:
Revenues	$119,102	$107,787	$226,889
Depreciation and amortization of property and equipment	3,353	2,900	6,253
Amortization of intangible assets	244	17,107	17,351
Other operating expenses	73,046	79,797	152,843
Income from operations	$42,459	$7,983	50,442
Interest, dividend and investment income			461
Interest expense			(15,713)
Income before provision for income taxes			35,190
Provision for income taxes			11,669
Net income			$23,521
Asset information at September 30, 2009:
Segment assets	$213,388	$514,328	$727,716
Goodwill	$—	$318,592	$318,592

	RiskMetrics Business	ISS Business	Total
Nine months ended September 30, 2008:
Revenues	$114,110	$106,790	$220,900
Depreciation and amortization of property and equipment	3,496	2,937	6,433
Amortization of intangible assets	—	16,310	16,310
Other operating expenses	76,967	79,850	156,817
Income from operations	$33,647	$7,693	41,340
Interest, dividend and investment income			1,927
Interest expense			(20,651)
Other expenses			(2,613)
Income before provision for income taxes			20,003
Provision for income taxes			7,828
Net income			$12,175
Asset information at September 30, 2008:
Segment assets	$174,162	$675,471	$849,633
Goodwill	—	$461,218	$461,218

14. RELATED PARTY TRANSACTION

In May 2008, the Company entered into a contract for the sale of Market Risk products to Duff Capital Advisors which was subsequently terminated. Philip Duff, a director of the Company, was the founder, CEO and General Partner of Duff Capital Advisors, but is no longer employed by that firm. The Company recognized revenue of $326 and $422 for the Duff Capital Advisors contract for the nine months ended September 30, 2009 and 2008, respectively.

15. SUBSEQUENT EVENT

On October 30, 2009, the Company acquired all of the outstanding capital stock of KLD Research & Analytics, Inc. (“KLD”) for approximately $10 million in cash, including a working capital adjustment. KLD is an independent investment research firm providing management tools to professionals integrating environmental, social and governance factors (ESG) into their investment decisions.  The purpose of this acquisition is to enhance the product offerings and services the Company may offer its customers in assessing risk within the environmental, social and governance sectors.  The initial accounting for the acquisition of KLD is not yet available due to the recent closing date.

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

We benefit from a number of favorable attributes of our business model. These attributes include:

Subscription-based revenue model:  We sell our services primarily on an annual subscription basis and have historically experienced high renewal rates. Recurring revenues accounted for approximately 92.7% of our total revenues during the nine months ended September 30, 2009, and we had a renewal rate of 81.5% during that time. Our subscription model and historically high renewal rates minimize volatility in our revenues and provide significant visibility for our future results.  Renewal rates are still considered high but they are currently below historical levels.

Leveragable cost structure:  Because we provide our services from a common technology and data infrastructure, we benefit from economies of scale and we have generally been able to increase margins.

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

Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the nine months ended September 30, 2009, approximately 92.7% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 81.5% for the nine months ended September 30, 2009, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of September 30, 2009 was $276.6 million.

We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 7.3% of total revenues during the nine months ended September 30, 2009.

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

•                  cancellations and non-renewals of subscription contracts; and

•                  revenue recognition timing differences due to the provisions of U.S. GAAP.

Our annualized contract value for the RiskMetrics business and ISS business as of September 30, 2009 and 2008, as well as the percentage growth is set forth, separately for each business, in the tables below.

Year-Over-Year Comparison

	As of September 30,
	2009	2008
RiskMetrics business annualized contract value	$153,713	$159,603
Percent decline	(3.7)%
ISS business annualized contract value (1)	$122,929	$128,486
Percent decline	(4.3)%

(1)  Innovest was acquired on March 2, 2009 with $5.2 million of ACV, which is not included in ISS ACV as of September 30, 2008.  Innovest ACV does not include any contracts where fees are based on the clients’ AUM, which at September 30, 2009 have approximately $0.8 million of annual revenue.

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

The renewal rate for our RiskMetrics business and ISS business for the nine months ended September 30, 2009 and 2008 is set forth separately for each business in the table below.

	Nine Months Ended September 30,
	2009	2008
RiskMetrics business renewal rate	81.3%	88.9%
ISS business renewal rate	81.8%	88.0%

The Risk renewal rate declined mainly due to higher non-renewals rates in the alternative investment segment as well as smaller decreases in the renewal rates in the asset management and bank segments.  The ISS renewal rate declined primarily due to a decline in the proxy business renewal rate driven by budget constraints of clients, as well as lower renewal rates in Corporate Services and CFRA products.

Non-Recurring Revenues

Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the three and nine months ended September 30, 2009 and 2008 are set forth in the table below. Our non-subscription services include AUM fees, implementation, compensation advisory services and similar services and overages related to ISS’ Proxy Research and Voting business. Revenues from implementation and AUM are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients’ actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients’ overages are typically an indication of larger proxy voting contract renewals.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
RiskMetrics business percent non-recurring revenue	1.4%	1.6%	1.6%	1.4%
ISS business percent non-recurring revenue	10.1%	7.9%	13.7%	11.6%

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

Costs of Revenues

Costs of revenues include costs related to production of proxy research and voting, web hosting, data, account management, implementation and systems operations and bad debt expense. Costs in this area consist primarily of staff compensation and related costs and payments to third party vendors, including third party web hosting and data providers.

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

Adjusted EBITDA

The Adjusted EBITDA data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Three months ended September 30,		% Growth for	Nine months ended September 30,		% Growth for
	2009	2008	three months	2009	2008	nine months

Adjusted EBITDA	$25,761	$25,040	2.9%	$82,250	$71,986	14.3%

Adjusted EBITDA, as defined in our credit facilities, represents net income before interest expense, interest income, other income (expense), income tax expense (benefit), depreciation and amortization of property and equipment, amortization of intangible assets, non-cash stock-based compensation expense and extraordinary or non-recurring charges or expenses. It is a material metric used by our lenders in evaluating compliance with the maximum consolidated leverage ratio covenant in our credit facilities. The maximum consolidated leverage ratio covenant, as defined in our credit facilities, represents the ratio of total indebtedness as compared to Adjusted EBITDA, and can not exceed a maximum ratio range which declines from 8.50 to 3.00 over the life of the credit facilities. Non-compliance with this covenant could result in us being required to immediately repay our outstanding indebtedness under our credit facilities. Adjusted EBITDA is also a metric used by management to measure operating performance and for planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability.

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

•                                          Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The table below sets forth a reconciliation of net income to Adjusted EBITDA on our historical results:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009		2008
Net income	$7,783	$6,282	$23,521		$12,175
Interest, other (income) expense, net	4,986	4,860	15,252		21,337
Provision for income taxes	2,426	4,045	11,669		7,828
Depreciation and amortization of property and equipment	2,189	2,153	6,253		6,433
Amortization of intangible assets	5,876	5,398	17,351		16,310
Stock-based compensation expenses	2,323	2,245	6,406		7,622
Non-recurring expenses	—	—	1,493(	a)	198(	b)
Loss on disposal of property and equipment	178	57	305		83
Adjusted EBITDA	$25,761	$25,040	$82,250		$71,986

(a)         Represents employee severance costs, acquisition costs, and lease exit costs.

(b)         Represents lease exit costs.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, the fair value of acquired assets and liabilities, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures.  There have been no changes to our significant accounting policies since December 31, 2008 except as discussed below in Effects of Recently Issued Accounting Pronouncements.

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

On January 25, 2008, we completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008.  We received net proceeds of $193.9 million from the offering. We did not receive any proceeds from the sale of the shares by the selling stockholders.  As such, weighted average common shares outstanding for the nine months ended September 30, 2008 only includes the 12,100,000 additional shares sold in the initial public offering for a portion of that period. In addition, immediately prior to the completion of our initial public offering we granted each of our full-time employees an option to acquire 500 shares of our common stock, at an exercise price equal to the initial public offering price. Such grant resulted in stock-based compensation expense of $207 and $1,807 for the three and nine months ended September 30, 2008, respectively.

In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the nine months ended September 30, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement. Such costs have been included in interest, dividend, investment and other income (expense), net in the statement of operations for the nine months ended September 30, 2008.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Three months ended September 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$73,980	$75,554	$(1,574)	(2.1)%
Operating costs and expenses:
Cost of revenues	22,002	23,507	(1,505)	(6.4)%
Research and development	11,302	11,248	54	0.5%
Selling and marketing	7,487	9,045	(1,558)	(17.2)%
General and administrative	9,751	8,959	792	8.8%
Depreciation and amortization of property and equipment	2,189	2,153	36	1.7%
Amortization of intangible assets	5,876	5,398	478	8.9%
Loss on disposal of property and equipment	178	57	121	* %
Total operating costs and expenses(1)	58,785	60,367	(1,582)	(2.6)%
Income from operations	15,195	15,187	8	0.1%
Interest, dividend, investment, and other income (expense), net	(4,986)	(4,860)	(126)	(2.6)%
Income before provision for income taxes	10,209	10,327	(118)	(1.1)%
Provision for income taxes	2,426	4,045	(1,619)	(40.0)%
Net income	$7,783	$6,282	$1,501	23.9%

* Exceeds 100%

(1) Includes stock-based compensation expense of $2,323 and $2,245 for the three months ended September 30, 2009 and 2008, respectively.

RiskMetrics Business

	Three months ended September 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$39,487	$40,846	$(1,359)	(3.3)%
Operating costs and expenses:
Cost of revenues	8,114	10,148	(2,034)	(20.0)%
Research and development	7,613	7,471	142	1.9%
Selling and marketing	3,827	4,738	(911)	(19.2)%
General and administrative	5,301	5,081	220	4.3%
Depreciation and amortization of property and equipment	1,163	1,152	11	1.0%
Amortization of intangible assets	86	—	86	* %
Total operating costs and expenses(2)	26,104	28,590	(2,486)	(8.7)%
Income from operations	$13,383	$12,256	$1,127	9.2%

* Exceeds 100%

(2) Includes stock-based compensation expense of $1,114 and $980 for the three months ended September 30, 2009 and 2008,

respectively.

ISS Business

	Three months ended September 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$34,493	$34,708	$(215)	(0.6)%
Operating costs and expenses:
Cost of revenues	13,888	13,359	529	4.0%
Research and development	3,689	3,777	(88)	(2.3)%
Selling and marketing	3,660	4,307	(647)	(15.0)%
General and administrative	4,450	3,878	572	14.7%
Depreciation and amortization of property and equipment	1,026	1,001	25	2.5%
Amortization of intangible assets	5,790	5,398	392	7.3%
Loss on disposal of property and equipment	178	57	121	* %
Total operating costs and expenses(3)	32,681	31,777	904	2.8%
Income from operations	$1,812	$2,931	$(1,119)	(38.2)%

* Exceeds 100%

(3) Includes stock-based compensation expense of $1,209 and $1,265 the three months ended September 30, 2009 and 2008, respectively.

The following tables provide information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Three months ended September 30, 2009		Three months ended September 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$43,264	58.5%	$45,648	60.4%	(2,384)	(5.2)%
Europe, Middle East and Africa (EMEA)	26,215	35.4%	25,615	33.9%	600	2.3%
Asia	4,501	6.1%	4,291	5.7%	210	4.9%
Total	$73,980	100.0%	$75,554	100.0%	$(1,574)	(2.1)%

RiskMetrics Business

	Three months ended September 30, 2009		Three months ended September 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$17,643	44.7%	$18,776	46.0%	(1,133)	(6.0)%
Europe, Middle East and Africa (EMEA)	18,986	48.1%	19,309	47.3%	(323)	(1.7)%
Asia	2,858	7.2%	2,761	6.7%	97	3.5%
Total	$39,487	100.0%	$40,846	100.0%	$(1,359)	(3.3)%

ISS Business

	Three months ended September 30, 2009		Three months ended September 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$25,621	74.3%	$26,872	77.4%	$(1,251)	(4.7)%
Europe, Middle East and Africa (EMEA)	7,229	21.0%	6,306	18.2%	923	14.6%
Asia	1,643	4.7%	1,530	4.4%	113	7.4%
Total	$34,493	100.0%	$34,708	100.0%	$(215)	(0.6)%

Set forth below is a discussion of our results for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Revenues.  Consolidated revenues for the three months ended September 30, 2009 decreased $1.6 million, or 2.1%, to $74.0 million from $75.6 million. The revenue decline was driven by a 3.3% and 0.6% decrease in the RiskMetrics and ISS business, respectively.  ISS revenues for three months ended September 30, 2009 includes $1.6 million of revenue from Innovest, which was acquired in March 2009.

RiskMetrics revenues for the three months ended September 30, 2009 decreased $1.4 million, or 3.3%, to $39.5 million from $40.8 million.  The $1.4 million decrease in revenues was primarily due to lower new sales, negative currency impacts and increased non-renewals from alternative investment customers.

ISS revenues for the three months ended September 30, 2009 decreased by $0.2 million, or 0.6%, to $34.5 million from $34.7 million. On a product level, total Governance Services (mainly Proxy Research and Voting Services) revenues of $22.7 million for the three months ended September 30, 2009 decreased 4.1% from the prior year primarily due to a decrease in proxy research and voting revenues partially offset by an increase in SCAS revenues.  FR&A revenues of $11.8 million for the three months ended September 30, 2009 increased 6.8%, or $0.7 million, compared to prior year.  The increase in FR&A revenue was primarily due to the Innovest acquisition partially offset by a decline in CFRA revenue due to lower renewal rates.

Operating costs and expenses.  Consolidated operating expenses for the three months ended September 30, 2009 decreased 2.6% to $58.8 million from $60.4 million.  As a percentage of revenues, operating expenses decreased to 79.5% from 79.9%.   The $1.6 million decline in operating expenses was primarily due to the following:

•                  $0.7 million decrease in travel and entertainment due to lower travel and increased cost control,

•                  $2.6 million increase in foreign currency exchange gains. Changes in foreign exchange rates (principally the strengthening of the US dollar versus the British Pound and Euro) in 2009 compared to 2008 had a favorable impact on reported operating expenses, and

•                  $0.5 million decline in professional fees, primarily due to lower legal fees and reductions in Sarbanes-Oxley Section 404 compliance costs.

The above declines were partially offset by:

•                  $0.4 million increase in data costs to fulfill client services,

•                  $0.4 million increase in compensation due to increased salaries and benefits partially offset by a decline in commissions as a result of a decline in new sales,

•                  $0.5 million increase in amortization expense due to intangibles acquired in connection with the Innovest acquisition, and

•                  $0.6 million increase in technology costs due to increased web hosting costs.

RiskMetrics operating expenses for the three months ended September 30, 2009 decreased 8.7% to $26.1 million from $28.6 million in the prior year. As a percentage of revenues, RiskMetrics operating expenses decreased to 66.1% from 70.0%.

ISS operating expenses for the three months ended September 30, 2009 increased 2.8% to $32.7 million from $31.8 million in the prior year.  As a percentage of revenues, ISS operating expenses increased to 94.7% from 91.6%.

Cost of revenues.  Consolidated cost of revenues for the three months ended September 30, 2009 decreased to $22.0 million,

or 6.4%, from $23.5 million. The decrease in cost of revenues resulted primarily from increased foreign currency transaction gains of $2.9 million due to the weakening Euro and British pound partially offset by increased data costs of $0.3 million and increased compensation costs of $1.0 million.  As a percentage of revenues, cost of revenues decreased to 29.7% from 31.1%.

RiskMetrics cost of revenues for the three months ended September 30, 2009 decreased to $8.1 million, or 20.0%, from $10.1 million due to a $2.4 million increase in foreign currency transaction gains partially offset by increased data and web hosting costs.  As a percentage of revenues, RiskMetrics cost of revenues decreased to 20.5% from 24.8%.

ISS cost of revenues for the three months ended September 30, 2009 increased to $13.9 million, or 4.0% from $13.4 million. The increase was primarily due to increased compensation costs, including stock-based compensation.  As a percentage of revenues, ISS cost of revenues increased to 40.3% from 38.5%.

Research and development expenses.  Consolidated research and development expenses for the three months ended September 30, 2009 increased to $11.3 million, or 0.5%, from $11.2 million primarily due to increased compensation and consulting costs. As a percentage of revenues, research and development expenses increased to 15.2% from 14.9%.

Selling and marketing expenses.  Consolidated selling and marketing expenses for the three months ended September 30, 2009 decreased to $7.5 million, or 17.2%, from $9.0 million.  The $1.5 million decrease was primarily due to a $0.8 million decline in compensation costs, including commissions as a result of reduced sales, $0.4 million decrease in marketing expenses and $0.5 million reduction in travel and entertainment costs.  As a percentage of revenues, selling and marketing expenses decreased to 10.1% from 12.0%.

RiskMetrics selling and marketing expenses for the three months ended September 30, 2009 decreased to $3.8 million, or 19.2%, from $4.7 million. The decrease was primarily due to a $1.0 million decline in compensation costs as a result of a decline in commissions due to lower new sales.

ISS selling and marketing expenses for the three months ended September 30, 2009 decreased to $3.7 million, or 15.0%, from $4.3 million. The decrease was primarily due to a $0.3 million decline in marketing expenses as well as a $0.4 million reduction in travel and entertainment expenses.

General and administrative expenses.  Consolidated general and administrative expenses for the three months ended September 30, 2009 increased to $9.8 million, or 8.8%, from $9.0 million primarily due to increased compensation costs, including stock-based compensation, and telephone and communications costs partially offset by a decline in professional fees and travel and entertainment expenses.  As a percentage of revenues, general and administrative expenses increased to 13.2% from 11.9%.

RiskMetrics general and administrative expenses for the three months ended September 30, 2009 increased to $5.3 million, or 4.3%, from $5.1 million. The increase was primarily due to a $0.2 million increase in compensation expenses, partially offset by reduced Sarbanes-Oxley Section 404 compliance costs.

ISS general and administrative expenses for the three months ended September 30, 2009 increased to $4.5 million, or 14.8%, from $3.9 million. The $0.6 million increase was primarily due to increased compensation costs and occupancy costs partially offset by lower professional fees.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment for the three months ended September 30, 2009 of $2.2 million was consistent with prior year.

Amortization of intangible assets.  Amortization of intangible assets for three months ended September 30, 2009 increased $0.5 million to $5.9 million from $5.4 million primarily due to amortization of intangibles acquired in connection with the Innovest acquisition.

Interest, dividend and investment income (expense), net.  Net interest, dividend and investment expense for the three months ended September 30, 2009 increased to $5.0 million from $4.9 million due to reduced interest yields on cash balances offset by decreased interest expense (net of amortization) as a result of reduced outstanding debt.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 23.8% for the three months ended September 30, 2009 as compared to an effective rate of 39.1% for the comparable prior year period.  The effective rate declined primarily due to reversals of previously accrued income tax contingencies as a result of statute of limitations expirations, as well as increased research and development tax credits and a decline in non-deductible stock-based compensation expense. In addition, effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Nine months ended September 30, 2009 compared to the Nine months ended September 30, 2008

The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Nine months ended September 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$226,889	$220,900	$5,989	2.7%
Operating costs and expenses:
Cost of revenues	68,259	69,387	(1,128)	(1.6)%
Research and development	32,610	32,114	496	1.5%
Selling and marketing	22,055	27,531	(5,476)	(19.9)%
General and administrative	29,614	27,702	1,912	6.9%
Depreciation and amortization of property and equipment	6,253	6,433	(180)	(2.8)%
Amortization of intangible assets	17,351	16,310	1,041	6.4%
Loss on disposal of property and equipment	305	83	222	* %
Total operating costs and expenses(1)	176,447	179,560	(3,113)	(1.7)%
Income from operations	50,442	41,340	9,102	22.0%
Interest, dividend, investment and other income (expense), net	(15,252)	(21,337)	6,085	28.5%
Income before provision for income taxes	35,190	20,003	15,187	75.9%
Provision for income taxes	11,669	7,828	3,841	49.1%
Net income	$23,521	$12,175	$11,346	93.2%

* Exceeds 100%

(1) Includes stock-based compensation expense of $6,406 and $7,622 for the nine months ended September 30, 2009 and 2008, respectively.

RiskMetrics Business

	Nine months ended September 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$119,102	$114,110	$4,992	4.4%
Operating costs and expenses:
Cost of revenues	23,955	26,928	(2,973)	(11.0)%
Research and development	22,449	21,627	822	3.8%
Selling and marketing	11,261	14,091	(2,830)	(20.1)%
General and administrative	15,254	14,321	933	6.5%
Depreciation and amortization of property and equipment	3,353	3,496	(143)	(4.1)%
Amortization of intangible assets	244	—	244	* %
Loss on disposal of property and equipment	127	—	127	* %
Total operating costs and expenses(2)	76,643	80,463	(3,820)	(4.7)%
Income from operations	$42,459	$33,647	$8,812	26.2%

* Exceeds 100%

(2) Includes stock-based compensation expense of $2,932 and $3,106 for the nine months ended September 30, 2009 and 2008, respectively.

ISS Business

	Nine months ended September 30,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$107,787	$106,790	$997	0.9%
Operating costs and expenses:
Cost of revenues	44,304	42,459	1,845	4.3%
Research and development	10,161	10,487	(326)	(3.1)%
Selling and marketing	10,794	13,440	(2,646)	(19.7)%
General and administrative	14,360	13,381	979	7.3%
Depreciation and amortization of property and equipment	2,900	2,937	(37)	(1.3)%
Amortization of intangible assets	17,107	16,310	797	4.9%
Loss on disposal of property and equipment	178	83	95	* %
Total operating costs and expenses(3)	99,804	99,097	707	0.7%
Income from operations	$7,983	$7,693	$290	3.8%

* Exceeds 100%

(3) Includes stock-based compensation expense of $3,474 and $4,516 the nine months ended September 30, 2009 and 2008, respectively.

The following tables provide information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$134,854	59.4%	$135,887	61.5%	$(1,033)	(0.8)%
Europe, Middle East and Africa (EMEA)	78,835	34.7%	72,179	32.7%	6,656	9.2%
Asia	13,200	5.9%	12,834	5.8%	366	2.9%
Total	$226,889	100.0%	$220,900	100.0%	$5,989	2.7%

RiskMetrics Business

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$53,442	44.9%	$52,203	45.7%	$1,239	2.4%
Europe, Middle East and Africa (EMEA)	57,417	48.2%	53,800	47.1%	3,617	6.7%
Asia	8,243	6.9%	8,107	7.2%	136	1.7%
Total	$119,102	100.0%	$114,110	100.0%	$4,992	4.4%

ISS Business

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
		% of Total		% of Total	Increase (decrease)
Region	Revenue	Revenue	Revenue	Revenue	$	%
	(Amounts in thousands, except percentages)
Americas	$81,412	75.5%	$83,684	78.4%	$(2,272)	(2.7)%
Europe, Middle East and Africa (EMEA)	21,418	19.9%	18,379	17.2%	3,039	16.5%
Asia	4,957	4.6%	4,727	4.4%	230	4.9%
Total	$107,787	100.0%	$106,790	100.0%	$997	0.9%

Set forth below is a discussion of our results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Revenues.  Consolidated revenues for the nine months ended September 30, 2009 increased by $6.0 million, or 2.7%, to $226.9 million from $220.9 million. Revenue growth was driven by a 4.4% increase in the RiskMetrics business and 0.9% increase in the ISS business.  ISS revenues for nine months ended September 30, 2009 includes $3.6 million of revenue from Innovest, which was acquired in March 2009.

RiskMetrics revenues for the nine months ended September 30, 2009 increased $5.0 million, or 4.4%, to $119.1 million from $114.1 million.  The $5.0 million increase in revenues was primarily due to a 3.3% increase in revenues from our Market Risk products, primarily from 2008 sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services partially offset by increased hedge fund non-renewals and negative currency effects.

ISS revenues for the nine months ended September 30, 2009 increased $1.0 million, or 0.9%, to $107.8 million from $106.8 million. On a product level, total Governance Services (mainly Proxy Research and Voting Services) revenues of $68.4 million for the nine months ended September 30, 2009 decreased by 1.5% compared to the period in 2008.  FR&A revenues of $39.4 million for the nine months ended September 30, 2009 increased 5.4%, or $2.0 million, over the comparable period in 2008.  The increase in FR&A revenue was primarily due to the Innovest acquisition, increased ES&G and Corporate Advisory Service revenue partially offset by a decline in CFRA revenue.

Operating costs and expenses.  Consolidating operating expenses for the nine months ended September 30, 2009 decreased 1.7% to $176.4 million from $179.6 million.  As a percentage of revenues, operating expenses decreased to 77.8% from 81.3% due to increased monitoring of costs, including headcount, while gaining economies of scale from our increased revenue.   The $3.1 million decline in operating expenses was primarily due to the following:

•                  $1.2 million decline in stock based compensation primarily due to the Company’s IPO stock option grant in January 2008,

•                  $2.4 million decrease in travel and entertainment due to lower travel,

•                  $0.4 million decrease in HR costs due to lower recruiting fees,

•                  $0.9 million decline in marketing expenses,

•                  $1.4 million decline in professional fees due to lower Sarbanes-Oxley Section 404 compliance, accounting and legal fees, and

•                  $2.9 million increase in foreign exchange gains due to favorable changes in foreign exchange rates (principally the strengthening of the US dollar) in 2009 compared to 2008.

The above declines were partially offset by:

•                  $1.5 million in non-recurring expenses during the nine months ended September 30, 2009 which consisted of $0.8 million in lease exit costs, $0.5 million of employee severance expenses and $0.2 million of Innovest acquisition costs,

•                  $2.1 million increase in technology costs due to increased research and development consulting, and higher web hosting and maintenance costs,

•                  $1.7 million increase in compensation due to increased salaries partially offset by a decrease in commissions as a result of a decline in new sales, and

•                  $1.0 million increase in amortization expenses due to intangibles acquired in connection with the Innovest acquisition.

RiskMetrics operating expenses for the nine months ended September 30, 2009 decreased 4.7% to $76.6 million from $80.5 million compared to prior year. The $3.8 million decrease was primarily due to a $3.1 million increase in foreign currency gains, a $1.0 million decrease in travel costs, $0.2 million decline in stock-based compensation expense and $0.5 million decline in professional fees partially offset by increased technology costs of $1.2 million.  As a percentage of revenues, operating expenses decreased to 64.4% from 70.5% due to revenue growth of 4.4% and operating expenses decline of 4.7% as compared to the prior year.

ISS operating expenses for the nine months ended September 30, 2009 increased 0.7% to $99.8 million from $99.1 million.  The $0.7 million increase in operating expenses was primarily due to an increase in compensation costs of $1.7 million, a $1.5 million increase in one-time costs and $0.9 million increase in technology costs, partially offset by a $1.0 million decrease in stock based compensation, a $1.5 million decrease in travel and $0.9 million decline in professional fees.  As a percentage of revenues, operating expenses decreased to 92.6% from 92.8%.

Cost of revenues.  Consolidated cost of revenues for the nine months ended September 30, 2009 decreased to $68.3 million, or 1.6% from $69.4 million. The $1.1 million decrease in cost of revenues resulted primarily from increased foreign currency transaction gains of $2.9 million, a $0.6 million decline in stock-based compensation expense and $0.5 million decline in travel and entertainment expenses, partially offset by an increase of $3.3 million in compensation costs.  As a percentage of revenues, cost of revenues decreased to 30.1% from 31.4%.

RiskMetrics cost of revenues for the nine months ended September 30, 2009 of $24.0 million decreased $2.9million, or 11.0%, compared to $26.9 million of the prior year due to increased foreign currency transaction gains of $3.0 million, a decrease of $0.4 in travel and entertainment costs and $0.5 million decline in compensation costs, partially offset by a $1.1 million increase in telephone and communications costs.  As a percentage of revenues, RiskMetrics cost of revenues decreased to 20.1% from 23.6%.

ISS cost of revenues for the nine months ended September 30, 2009 increased to $44.3 million, or 4.3%, from $42.5 million. The $1.8 million increase was primarily due to increased compensation costs partially offset by a decline in stock-based compensation.  As a percentage of revenues, ISS cost of revenues increased to 41.1% from 39.8%.

Research and development expenses.  Consolidated research and development expenses for the nine months ended September 30, 2009 increased to $32.6 million, or 1.5%, from $32.1 million due to increased compensation costs of $1.3 million partially offset by decreased stock-based compensation and travel and entertainment costs.   As a percentage of revenues, research and development expenses decreased to 14.4% from 14.5%.

RiskMetrics research and development expenses for the nine months ended September 30, 2009 increased to $22.4 million, or 3.8%, from $21.6 million. The increase was primarily due to increased compensation costs of $1.9 million, partially offset by a decline in travel and entertainment costs.

ISS research and development expenses for the nine months ended September 30, 2009 decreased to $10.2 million from $10.5 million primarily due to a decline in compensation costs partially offset by increased stock-based compensation costs.

Selling and marketing expenses.  Consolidated selling and marketing expenses for the nine months ended September 30, 2009 decreased to $22.1 million, or 19.9%, from $27.5 million.  The $5.5 million decrease is due to a $3.5 million decline in compensation costs, a $0.9 million decrease in marketing expenses and $1.0 million decline in travel and entertainment costs.  As a percentage of revenues, selling and marketing expenses decreased to 9.7% from 12.5%.

RiskMetrics selling and marketing expenses for the nine months ended September 30, 2009 decreased to $11.3 million, or 20.1%, from $14.1 million. The decrease was primarily due to a decrease in compensation costs of $2.7 million as a result a decline in commissions due to lower new sales.

ISS selling and marketing expenses for the nine months ended September 30, 2009 decreased to $10.8 million, or 19.7%, from $13.4 million. The decrease was primarily due to a $0.8 million decline in compensation costs due to lower commissions, $1.5 million decline in marketing expenses and a reduction in travel expenses.

General and administrative expenses.  Consolidated general and administrative expenses for the nine months ended September 30, 2009 increased to $29.6 million, or 6.9%, from $27.7 million. The $1.9 million increase in general and administrative costs is primarily due to increased compensation costs of $0.5 million and non-recurring costs of $1.5 million incurred during the nine months ended September 30, 2009 which are comprised of $0.8 million in lease exit costs, $0.5 million in employee severance and $0.2 million in Innovest acquisition costs partially offset by a decline in professional fees.  As a percentage of revenues, general and administrative expenses increased to 13.1% from 12.5%.

RiskMetrics general and administrative expenses for the nine months ended September 30, 2009 increased to $15.3 million, or 6.5%, from $14.3 million. The increase was primarily due to increased compensation, telephone and communication costs.

ISS general and administrative expenses for the nine months ended September 30, 2009 increased to $14.4 million, or 7.3%, from $13.4 million. The increase was primarily due to $1.5 million of non-recurring costs discussed above, partially offset by a decline in professional fees.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment for the nine months ended September 30, 2009 decreased to $6.3 million from $6.4 million.

Amortization of intangible assets.  Amortization of intangible assets for nine months ended September 30, 2009 increased to $17.4 million from $16.3 million primarily due to intangibles acquired in connection with the Innovest acquisition.

Interest, dividend,investment, and other income (expense), net.  Net interest, dividend and investment expense for the nine months ended September 30, 2009 decreased to $15.3 million from $21.3 million.  This $6.0 million decrease in expense was due to decreased interest expense (net of amortization) as a result of reduced debt borrowings and one-time charges incurred in 2008.  In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the nine months ended September 30, 2008, which were comprised of a $1.2 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement.

Provision for income taxes.  The provision for income taxes represents an effective tax rate of 33.2% for the nine months ended September 30, 2009 as compared to an effective rate of 39.1% for the comparable prior year period.  The effective rate declined primarily due to reversals of previously accrued income tax contingencies as a result of statute of limitations expirations, as well as increased research and development tax credits and a decline in non-deductible stock-based compensation expense.  In addition, effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $198.6 million.  We believe our existing cash and cash equivalents, our cash flow from operating activities and borrowing capacity under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $8.0 million to $9.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, future acquisitions of businesses and investments in our own business. To the extent our liquidity sources are insufficient to fund our future activities we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms.

Cash Flows

Our cash flow tends to be lower in the beginning of each year due to bonuses and commissions paid during this period. As a result, we typically generate more cash flows from operations during the second half of the year than during the first half of the year.

Cash flows from operating activities decreased by $18.3 million in the nine months ended September 30, 2009 compared to 2008 due primarily to an increase in income taxes paid in 2009 as the Company utilized substantially all available net operating losses in 2008.   Operating activities for the nine months ended September 30, 2009 provided cash of $40.5 million primarily reflecting net income of $23.5 million, plus $23.6 million in depreciation and amortization (excluding amortization of debt issuance costs), $6.4 million in stock based compensation partially offset by a $6.5 million decline in accrued expenses due to the payment of bonuses.   Cash provided by operating activities was $58.8 million for the nine months ended September 30, 2008 primarily reflecting net income of $12.2 million plus stock based compensation of $7.6 million, depreciation and amortization (excluding amortization of debt issuance costs) of $22.7 million, a $11.3 million increase in income and deferred taxes, a $7.2 million increase in accrued expenses and a $1.8 million net increase in accounts receivable and deferred revenue.

Investing activities for the nine months ended September 30, 2009 used cash of $20.5 million primarily due to the acquisition of Innovest for $14.8 million and $5.5 million for capital expenditures.  Investing activities for the nine months ended September 30, 2008 used cash of $6.7 million, primarily due to capital expenditures of $5.8 million and a $1.0 million payment for an intangible asset.

Financing activities for the nine months ended September 30, 2009 provided cash of $6.1 million primarily from the exercise of stock options and related tax benefits of $7.6 million partially offset by $1.5 million in debt payments. Financing activities for the nine months ended September 30, 2008 provided cash of $74.4 million as a result of $197.4 million raised from our initial public offering and $5.7 million from stock option proceeds, partially offset by $132.1 million in debt payments and $1.6 million from equity offering expenses.

Long Term Debt

The Company’s debt is comprised of two term loan facilities and a $25.0 million revolving credit facility.  As of September 30, 2009, $289.1 million of debt remains outstanding under the first lien loan and no indebtedness remains outstanding under the second lien term loan or revolving credit facility.  The maturity date of the first lien term loan is December 2013. The next principal debt payment of $0.7 million is due on December 31, 2009.  The terms of the indebtedness include various covenant compliance requirements, including maintaining certain Adjusted EBITDA earning levels, as defined in our credit facilities. The Company has pledged substantially all of its assets as collateral against the debt. Amounts paid under the term loans may not be re-borrowed.

In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we changed the fixed/variable interest-rate mix of our debt portfolio. As of September 30, 2009, the interest rate swaps had notional amounts totaling $251.9 million and a fair value liability totaling $17.3 million.  The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 6.8% during the nine months ended September 30, 2009.

As of September 30, 2009, we were in compliance with our credit agreement and we are not aware of any future events or transactions that will impact such compliance.

Commitments

In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of September 30, 2009:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1-3 years	4-5 years	Thereafter
Debt, including estimated interest	$385,427	$22,627	$44,649	$318,151	$—
Interest rate swaps	17,319	10,466	6,853	—	—
Operating leases	18,341	6,151	10,444	1,746	—
Data and web hosting agreements	14,629	10,943	3,550	136	—
Deferred purchase price obligation(1)	954	221	477	256	—
Total (2)	$436,670	$50,408	$65,973	$320,289	$—

(1)                                  Obligation relates to prior acquisitions made by ISS.

(2)                                  Does not include $1.5 million of liabilities for uncertain tax liabilities.  The timing of future cash flows associated with our liabilities for uncertain tax positions is highly uncertain and we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

Related Party Transaction

In May 2008, we entered into a contract for the sale of Market Risk products to Duff Capital Advisors, which was subsequently terminated.  Philip Duff, a director of the Company, was the founder, CEO and General Partner of Duff Capital Advisors, but is no longer employed by that firm. The contract was entered into in the normal course of business on terms that we believe are consistent with (and not preferential to) those provided to our other clients. We recognized $0.3 million in revenue from the Duff Capital Advisors contract for the nine months ended September 30, 2009.

Effects of Recently Issued Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification became effective for the Company in the quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s condensed consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.

Accounting for Business Combinations

On December 4, 2007, the FASB amended its authoritative guidance for business combinations and noncontrolling interests in consolidated financial statements. Effective January 1, 2009, the Company adopted the amended guidance for business combinations and noncontrolling interests.  These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements.  The Company accounted for the acquisition of Innovest Strategic Value Advisors, Inc. (“Innovest”) in accordance with this amended guidance (see Note 4).

Disclosures for Derivative Financial Instruments

In March 2008, the FASB amended its guidance for disclosures about derivative instruments and hedging activities. On January 1, 2009 the Company adopted this amended guidance for its disclosures about derivative instruments and hedging activities and has included the required disclosures regarding the fair value of derivative instruments in Note 8.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB amended its guidance for the factors that an entity should consider in developing renewal or extension assumptions used in the determination of the useful life of recognized intangible assets. This amended guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  On January 1, 2009, the Company adopted this amended guidance for determination of the useful life of intangible assets and such adoption did not have a material impact on the condensed consolidated financial statements.

Disclosures for Fair Value of Financial Instruments

In April 2009, the FASB issued new authoritative guidance for interim disclosures about fair value of financial instruments.  This authoritative guidance requires certain disclosures in interim financial statements that previously were required only annually.  In addition, this guidance requires disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  On April 1, 2009, the Company adopted the authoritative guidance for interim disclosures about fair value of financial instruments. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This authoritative guidance is effective for the interim or annual financial periods ending after June 15,

2009.  On June 30, 2009, the Company adopted the authoritative guidance for subsequent events. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 3, 2009.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB revised certain accounting guidance for revenue arrangements with multiple deliverables, in particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and to allocate the arrangement consideration. This revised guidance is effective for the first quarter of 2011, with early adoption permitted. We do not expect the adoption of this revised guidance to have a material impact on the condensed consolidated financial statements.

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

Interest Rate Sensitivity

To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of September 30, 2009, the interest rate swaps had notional amounts totaling $251.9 million and a fair value liability totaling $17.3 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 6.8% during the nine months ended September 30, 2009. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the nine months ended September 30, 2009 by approximately $0.4 million.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At September 30, 2009, we had translation exposure to various foreign currencies including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollar currencies. The net potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates partially offset by a corresponding appreciation of the US dollar, as of September 30, 2009, amounts to $4.8 million.

We primarily invoice our clients in U.S. dollars; however, we also invoice a portion of our clients in Euro, Sterling, Canadian Dollar, Japanese Yen and a limited number of other non-U.S. dollar currencies. As such, the fluctuations in such currencies could impact our operating results.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of September 30, 2009 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)                                 Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 3rd day of November, 2009.

RiskMetrics Group, Inc.

/s/ M. ETHAN BERMAN
M. Ethan Berman
Chief Executive Officer