Form 10-K
period 2009-12-31
RiskMetrics Group Inc
filed 2010-02-24
CIK 1295172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on June 30, 2009 was approximately $464,096,729.

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 18, 2010 was:

Class	Outstanding
Common stock $.01 par value	63,265,668

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders which will be filed not later than 120 days after the close of our year ended December 31, 2009.

RiskMetrics Group

Index to Form 10-K

        Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, references to "we," "us," "our" or the "company" refer to RiskMetrics Group, Inc and its subsidiaries. References to "RiskMetrics" refer only to our subsidiary, RiskMetrics Solutions, Inc. and its subsidiaries, references to "ISS" refer only to our subsidiary Institutional Shareholder Services Inc. and its subsidiaries.

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

Item 1.    Business

Our Company

        RiskMetrics Group is a leading provider of risk management and corporate governance products and services to participants in the global financial markets. We enable clients to better understand and manage the risks associated with their financial holdings, to provide greater transparency to their internal and external constituencies, to satisfy regulatory and reporting requirements and to make more informed investment decisions. Our offerings address multiple asset classes, markets and geographies and are sold to a diverse client base including asset managers, hedge funds, pension funds, banks, insurance companies, financial advisors and corporations. As of December 31, 2009, we had approximately 3,500 clients located in 53 countries. Among our clients are 70 of the 100 largest investment managers, 43 of the 50 largest mutual fund companies and 42 of the 50 largest hedge funds, in each case measured by assets under management.

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

        RiskMetrics.    The RiskMetrics segment is a leading global provider, as measured by revenues, of multi-asset, position-based risk and wealth management products and services. We provide our clients, which approximated 530 as of December 31, 2009, with comprehensive, interactive products and services that allow them to measure and quantify portfolio risk across security types, geographies and markets. Our flagship RiskManager mark-to-market risk system integrates consistently modeled market data with our widely adopted analytical models and robust processing capabilities to address our clients' risk reporting requirements. Our clients generally license RiskManager as a secure, interactive web-based application service or as a fully outsourced risk reporting service. In similar fashion, we provide clients with solutions based on credit-event risk (through our CreditManager application) as well as solutions for financial advisors at private banks (through our WealthBench application). The breadth, performance and scalability of our hosted systems are the result of over a decade of investment in research and development, which we believe provides us with a significant competitive advantage.

        ISS.    ISS is a leading provider, as measured by revenues, of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world. Through ISS, which we acquired on January 11, 2007, we provide our clients, which approximated 2,970 as of December 31, 2009, with a fully-outsourced proxy research, voting and vote reporting service to assist them with their proxy voting responsibilities. Through our web-based delivery platform, clients can access our in-depth research reports and proxy voting recommendations. We offer both global security coverage and a comprehensive proxy voting solution, from policy creation to comprehensive research, vote recommendations, reliable vote execution, post-vote disclosure and reporting and analytical tools. Our Financial Research and Analysis products also provide our clients with research reports and analytical tools covering many investment criteria that have become increasingly important to investors, including companies' environmental, social and governance ("ES&G") attributes and accounting and compensation practices. In 2009, ISS acquired Innovest Strategic Advisors ("Innovest") and KLD Research and Analytics, Inc. ("KLD") to further enhance our ES&G product offering.

        We sell our products and services primarily on an annual subscription basis and generally receive upfront subscription payments from our clients. As of December 31, 2009, our annualized contract value ("ACV") was approximately $282.5 million. For the year ended December 31, 2009, we generated approximately 92.7% of our revenues from annual subscriptions to our products and services. Our historical renewal rate has ranged from the mid 80 to low 90 percent range. Our renewal rate for 2009 was 82.6% and is lower than historical levels due to the recent adverse financial environment which resulted in hedge fund liquidations, price pressure and declines in demand for discretionary financial research products. Our products and services are generally priced based on a client's access to our applications and services, including volume of data, research, voting and reports purchased. Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client. Refer to "Selected Consolidated Financial Data" for a further discussion regarding annualized contract value, recurring revenue and renewal rate.

        We serve our global client base through a network of 20 offices in 12 countries. For the year ended December 31, 2009, approximately 41% of our revenues were generated from clients outside the Americas.

Company History and Acquisitions

        At RiskMetrics Group, we help clients understand and manage a broad spectrum of risk across their financial portfolios. Originally founded upon a methodology to measure market risk in a portfolio, our business today is built upon a more global, multi-dimensional view that is unique in the market place. RiskMetrics Group offers investors and other financial market participants multiple views into the risk profile of a company, security or portfolio of financial assets, and the expertise to better understand them. We believe that effective risk mitigation and management hinges on the ability to fully understand it.

        The RiskMetrics methodology was developed within JPMorgan in 1992 and was published publicly in 1994. In 1998, RiskMetrics was spun off and became an independent company providing risk management products and services.

        On January 11, 2007, recognizing that our clients' view of risk needed to broaden beyond market and credit risk, we acquired ISS in order to increase the scale and scope of our product and service offerings. ISS was founded in 1985 with the goal of promoting good corporate governance practices in the private sector. It was the pioneer in the development of policy-based proxy voting recommendations and today is a leader in corporate governance with the broadest research coverage in the market.

        On August 1, 2007, we completed the acquisition of the Center for Financial Research and Analysis ("CFRA"). CFRA was founded in 1994 and provides forensic accounting risk research, legal and regulatory risk assessment, due diligence and educational products and services. Our acquisition of CFRA further increased the range of specialized financial research and analysis products and services that we are able to offer to our clients.

        In January 2008, we completed our initial public offering of 14,000,000 shares of our common stock, which included 4,035,816 shares sold by selling stockholders. We did not receive any proceeds from the sale of the shares by the selling stockholders. In addition, we granted the underwriters an option to purchase a maximum of 2,100,000 additional shares of common stock from us to cover over-allotments, which was exercised in full in January 2008. Our net proceeds from the offering, including the exercise of the underwriters' allotment, were $193.9 million, after deducting underwriting discounts, commissions and offering expenses.

        On October 3, 2008 we acquired all of the outstanding stock of Applied4 Technology Ltd. ("Applied4") for approximately $1.8 million in cash. Additional purchase price consideration of between approximately $1.6 million and $1.9 million may be paid for the acquisition of Applied4 if certain earning targets are achieved through 2011. Such earning targets and additional consideration have not been achieved as of December 31, 2009. The purpose of this acquisition was to broaden the performance attribution analytical tools we can offer our clients.

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

        On March 2, 2009 we acquired all of the outstanding stock of Innovest for approximately $14.8 million in cash and on October 30, 2009 we acquired all of the outstanding stock of KLD for approximately $9.9 million in cash. Innovest and KLD are leading providers of sustainability research for the institutional investment community. The purpose of these acquisitions was to enhance the product offerings and services, including sustainability, research, data, compliance and index products, we offer our customers in the ES&G sectors.

Our Growth Strategy

        We intend to continue to develop and sell products and services that enable investors to make more informed investment decisions, monitor and comply with exposure and risk limits, provide greater transparency to both internal audiences and external constituencies and meet regulatory and reporting requirements. Most of our clients are in the financial services industry. In 2008 and continuing into 2009, stock market volatility and lack of available credit led to the closure or consolidation of a number of our clients. These recent events impacted our financial results, including a decline in our historical renewal rate and new sales growth. We expect over the next year our new sales growth and renewal rate to improve as market conditions improve.

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

  •
  Offer more products and services.    Our clients increasingly rely on us for more fully-outsourced risk management services. A significant percentage of our new sales to existing clients have involved fully-outsourced offerings. We expect this trend to continue and have invested in the scalable technology and data infrastructure necessary to support our outsourced products and services. In the year ended December 31, 2009, approximately half of our new subscription ACV resulted from sales to existing customers. Further, our average contract value has significantly increased over the last five years.

  •
  Leverage our sales force.    As of December 31, 2009, we had a global sales force of approximately 69 employees in 12 offices worldwide. We believe that our sales force will allow us to sell our expanded set of products and services to our worldwide client base. In particular, we expect to sell more products and services to our existing clients as we work with more business groups or units within their organizations as a result of our expanded suite of risk, governance and research products and services.

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

  •
  Sell our Governance Services and Financial Research and Analysis offerings to new clients.    We believe that additional opportunities exist with respect to institutional investors who currently conduct proxy research and vote their proxies in-house. Additionally, we believe there is an opportunity to increase our penetration among front office portfolio managers, whom we have not traditionally targeted, by selling them our financial research and analysis products and services.

  •
  Expand our significant global presence.    We believe that the international market for corporate governance products and services is growing, and that we will be able to capitalize on increased demand by leveraging our globally-recognized RiskMetrics Group brand, international presence and sales force.

        For the year ended December 31, 2009, we added over $41 million in new ACV, of which approximately half was from new clients, a 42% decline from 2008 due to the recent economic down turn which resulted in customer consolidations, lack of credit and budget constraints of our customers.

3)    Enhance and Extend our Products and Services.

        We plan to continue to augment our suite of risk management and corporate governance products and services in the following ways:

  •
  Enhance our product capabilities.    RiskMetrics has broadened its coverage of asset classes, enhanced its analytical models and launched major upgrades of its entire risk services product suite. Additionally, ISS has broadened its research coverage and introduced new governance and research products. We intend to continue to develop new products that enable our clients to measure and manage many elements of risk by broadening the scope of our product and service offerings.

  •
  Extend our service offerings.    We have continuously upgraded the features, functionality and scalability of our infrastructure in order to offer our clients additional fully-outsourced risk reporting and electronic proxy voting services. We believe that this continued investment will allow us to continue to improve our outsourcing capabilities. In January 2010, we launched ProxyExchange which is our new proxy voting platform that will provide additional functionality and services to proxy voting clients.

  •
  Selectively pursue acquisitions.    We intend to continue to selectively pursue acquisition opportunities to complement our product and service offerings.. In 2008, we supplemented our internal product and service development efforts with our acquisition of Applied4. As a result, we began to build a multi-asset class performance attribution system with the purpose of increasing the strategic value of our existing product platform to our clients. In 2009, we acquired Innovest and KLD to enhance the product offerings and services to offer our ES&G customers.

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

        Our talented employees share a unique sense of purpose. With little corporate hierarchy and few formal titles, we value substance over form and question every assumption. Every employee is an owner, as we see ownership as a key to providing the highest level of service to our clients, as well as attracting, developing and retaining the talent we seek in today's highly competitive labor market. This work environment and ownership create a culture of respect, empowerment, and shared purpose that is aggressively managed to ensure our long-term success.

Business Segments, Products and Services

        We divide our business operations into two segments: RiskMetrics and ISS. The table below shows revenue by business segment for each of the past three years:

	For the years ended December 31,
Revenue by Segment	2009	2008	2007
RiskMetrics	$158,691	$154,626	$121,126

Revenue Growth	2.6%	27.7%
ISS(1)(2)	$144,670	$141,767	$119,175

Revenue Growth	2.0%	19.0%

(1)
ISS revenue in 2007 does not include $3.3 million in revenue generated by ISS from January 1, 2007 through January 11, 2007. In addition, ISS revenue in 2007 was impacted by the acquisition of CFRA on August 1, 2007.

(2)
ISS revenue growth in 2009 was impacted by the acquisitions of Innovest on March 2, 2009, and KLD on October 30, 2009.

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

        In order to further enhance our RiskMetrics product set we are currently working on new and enhanced product offerings which include, a multi-asset class performance attribution system, credit scoring models for non-financial Corporate entities and enhanced counter party risk models.

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

        During 2009, our Market Risk offerings accounted for approximately 87% of RiskMetrics' revenue. Our Market Risk products and services consist of RiskManager and its related services, HedgePlatform and DataMetrics. Although we sometimes sell our data on a standalone basis, our data are usually embedded in our products and services.

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

Credit Risk

        Our credit risk products and services allow our clients to consolidate multiple types of credit exposures across an institution. Our CreditManager product is a portfolio credit risk management system used primarily by banks to calculate economic capital, facilitate risk-based pricing, credit scores and measure risk concentrations. The application is designed to consolidate and compare risks and opportunities across multiple credit exposures including bonds, credit derivatives and traditional lending.

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

        We provide proxy services to institutional investors globally. We are the largest proxy advisory firm that offers a fully-integrated, end-to-end proxy voting service, including policy creation, comprehensive research, vote recommendations, reliable vote execution and reporting and analytical tools. Although some of our Proxy Research and Voting clients purchase our proxy research on a stand-alone basis, the vast majority purchase a comprehensive research and voting product. In 2009, we issued proxy research and vote recommendations for more than 37,000 shareholder meetings across 108 countries and voted, on behalf of our clients, 7.6 million ballots representing over 1.3 trillion shares. We believe these amounts are substantially more than any of our competitors. During 2009, Governance Services accounted for approximately 64% of ISS revenues.

        We also offer Financial Research and Analysis products and services designed to assess the overall financial health of companies by analyzing the investment implications of companies' accounting policies, legal and regulatory exposure, environmental, social and governance practices, mergers and acquisitions initiatives and compensation plans. Our product and service offerings are provided primarily to portfolio managers for investment analysis, to corporations to monitor compliance with corporate governance practices and to professional services organizations to support due diligence efforts. These offerings are either bundled with other services or sold on an individual basis and allow investors to add specialized, qualitative analysis to more traditional research used in the investment decision-making process. During 2009, Financial Research and Analysis accounted for approximately 36% of ISS revenues.

Governance Services

        We categorize our Governance Services products and services into three distinct categories: Proxy Research and Voting, Global Proxy Distribution Services and Securities Class Action Services.

Proxy Research and Voting

        Through our ProxyExchage platform, we provide our clients with vote recommendations, comprehensive analyses and online voting capabilities that enable users to make informed decisions about how to vote on all items with respect to each shareholder meeting agenda that we cover, execute their votes and monitor and track their votes for reporting purposes. Our Proxy Research and Voting staff currently operates out of numerous offices around the world, providing a global network of local expertise.

        The following diagram illustrates our Proxy Research and Voting services and how they integrate into the flow of the proxy process:

        Proxy Research.    We provide research coverage on over 6,400 U.S.-based companies and approximately 20,000 non-U.S. companies. Our standard global coverage includes Morgan Stanley EAFE stocks, FTSE All-Share and TSE 300 listings, selected Goldman Sachs/FTA securities; the first section of the Tokyo Stock Exchange, selected sponsored ADRs from a broad range of countries as well as securities in emerging markets. The size, breadth and experience of the research team allows ISS to maximize an in-depth understanding of local business practices, proxy voting requirements, language and culture across most developed corporate governance markets globally.

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

        Our account representatives and voting operations professionals worldwide provide expert guidance and dedicated support to make sure all clients' votes are cast in accordance with their established proxy guidelines. In addition, we have a Straight Through Processing, or STP, arrangement with Broadridge Financial Solutions with respect to U.S. and global ballots. This STP arrangement allows for ballots to be received and proxy votes to be made electronically minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in manual processes. This STP arrangement and other arrangements with third party ballot distributors and custodians have allowed our number of ballots processed to increase from 2.0 million in 2000 to 7.0 million in 2009.

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

        Our Financial Research and Analysis offerings fall into four general categories: CFRA Forensic Accounting Research, (ES&G), M&A Edge and Compensation Advisory Services.

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

        CFRA's largest product is Accounting Lens, a leading forensic accounting risk research report offering for investors, providing early warning signals for companies showing signs of operational or financial distress. The reports consist of in-depth company research, educational and industry research, access to our proprietary earnings quality database and research analyst contact. In addition, CFRA's Legal Edge product is focused on identifying and analyzing hidden legal and regulatory risks. CFRA also provides customized research services for client-defined projects.

Environmental, Social and Governance Services

        Our ES&G Research and Analytics products and services include screening and modeling tools that allow institutional investors to apply socially responsible guidelines to portfolios, understand the implications of restrictions on portfolios, and examine company-specific profiles. Our services also help clients manage portfolio risk by incorporating an in-depth set of quantitative and qualitative ES&G information, including a range of screening, research and Index solutions, into their investment decision making processes.

        Our ES&G Analytics provides sector-based research reports on thousands of companies and numerous environmental issues. These reports are designed to summarize key issues and to facilitate discussions on social and environmental policies between institutional investor clients and global companies. Relative scoring data for each company enable investors to compare performance and capabilities across industry sectors to assess a company's progress towards best practices. In 2009, we acquired Innovest and KLD in order to expand our ES&G product offering.

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

Compensation and Corporate Advisory Services

        We provide a set of turnkey products and services that enable compensation professionals and board committee members to optimize compensation plan design by modeling, analyzing and benchmarking executive compensation. Our Compensation and Corporate Advisory Services provide access to experienced and dedicated compensation plan analysts and support to our clients in modeling the cost of equity compensation plans and determining optimal compensation plan design. Alternatively, we provide a web-based compensation modeling tool, Compass, that measures the cost of equity-based incentive plans using a binomial option pricing model.

Our Clients

        We have a global footprint, which allows us to support our highly-diversified client base across numerous geographies with in-depth analysis based on local knowledge. No client represented more than 1.2% of ACV and our top 20 clients represented less than 14% of ACV. Our client base is geographically diverse as well, with 41% of our revenues during the year ended December 31, 2009 generated from clients located outside of the Americas.

        As of December 31, 2009, our ACV by client type was distributed approximately as follows: 57% asset management; 18% alternative investment managers (including hedge funds and fund of funds); 18% commercial and investment banking and trading (including prime brokers); and 7% corporate, professional services and other. As of December 31, 2009 our clients in the Americas, EMEA and Asia, comprised approximately 58%, 35% and 7% of RiskMetrics' ACV, respectively.

RiskMetrics

        Approximately 530 clients worldwide rely on us for their portfolio risk management needs. Our RiskMetrics clients include leading asset managers, hedge funds, pension funds, commercial and investment banks, central banks, insurance companies, private banks and regulators. The following table summarizes RiskMetrics revenue on a percentage basis by geographic region, based on the country in which the customer is located:

	For the years ended December 31,
RiskMetrics Revenue by Region	2009	2008	2007
Americas	44.5%	45.6%	46.7%
EMEA (Europe, Middle East and Africa)	48.5%	47.3%	45.0%
Asia	7.0%	7.1%	8.3%

Total	100.0%	100.0%	100.0%

ISS

        Approximately 2,970 organizations worldwide rely on ISS for their corporate governance, proxy voting and financial research and analysis needs. Clients of our financial research and analysis services generally include institutional investors, hedge funds, insurance underwriters and diversified financial institutions. We also provide our Financial Research and Analysis products and services to corporations and regulatory bodies worldwide. The following table summarizes ISS revenue on a percentage basis by geographic region, based on the country in which the customer is located:

	For the years ended December 31,
ISS Revenue by Region	2009	2008	2007
Americas	75.8%	78.0%	77.6%
EMEA (Europe, Middle East and Africa)	19.8%	17.6%	17.4%
Asia	4.4%	4.4%	5.0%

Total	100.0%	100.0%	100.0%

        Our ISS business serves both institutional and corporate clients and we recognize that there is a potential for conflict of interest with respect to the provision of products and services to corporate issuers and the products and services we provide to our institutional investor clients. We have instituted multiple safeguards to mitigate any real or perceived conflicts of interests. We have formed a subsidiary that provides governance services to corporations. This subsidiary, ISS Corporate Services, Inc., has distinct resources and a firewall that prevents the flow of information from ISS Corporate Services to ISS. Every ISS Corporate Services contract indicates that the purchase of corporate services will not result in preferential treatment from ISS and does not influence ISS' proxy recommendations or other research coverage. Recommendations and research coverage are based solely on the application of ISS' published policies and by an issuer's actual governance policies and practices.

Our Industry and Market Opportunity

Industry

        The recent adverse impact on the global financial markets which included illiquidity, market volatility, widening credit spreads, changes in interest rates, currency exchange fluctuations and new legal and compliance requirements, has had a negative impact on a number of our clients and has resulted in a decline on renewal rates and new sales growth. However, we believe there may be opportunities for the Company in the area of risk management in the event there is additional risk regulation. In general, regulation has been a key driver to our business growth in the past. In the event that the recent financial crisis results in further regulation, we believe that such regulation could be a driver for growth in our business by increasing the demand for our existing products and services.

        As a result of increasing complexity of investment strategies, governments and regulatory authorities and investors are increasing the requirements on financial services firms and investment firms to track and report risk as part of their daily operations. To satisfy their risk management needs, firms across the financial services industry have significantly increased their expenditures on portfolio risk management technologies. Financial services firms have traditionally developed these products and services through in-house information technology, or IT, and research and development staffs. However, the increasing scale and specialization needed to support multi-asset class portfolios and complex securities and strategies have, in many cases, caused these firms to turn to more comprehensive products and services from dedicated providers who can furnish more effective solutions than internal development teams. In addition, an increasing number of firms are utilizing risk management solutions from external vendors in order to provide the third party independent risk reports often demanded by their clients.

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

        Increasing Focus on Corporate Governance.    During the past several years, there has been significant growth in the visibility of corporate governance and recognition of the risks associated with poor governance practices. Whether driven by high-profile corporate scandals or increasing shareholder activism, both investors and issuers are far more cognizant of the consequences of governance practices on their businesses or portfolio returns. Furthermore, investors are increasingly focusing on companies' environmental and social attributes when making investment and proxy voting decisions. We believe that these trends are driving the need for in-depth specialized research as a tool for investors engaging in socially responsible investing.

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

ISS

        ISS has invested in systems, processes and controls to handle an increase in transactions processed. We have a technology infrastructure and a proven track record in automating and scaling operationally complex and time critical tasks. Our ISS development team has created integrated processing systems which have been developed in a scalable architecture linked to a centralized data warehouse. The ISS operations and research and development team also supports the recently launched ProxyExchange proxy voting platform that will provide additional functionality and services to our proxy voting clients. Our operations and research and development team are currently working on the implementation of the new proxy voting platform in order to prepare for the peak of the 2010 proxy season.

        Research and development expenses amounted to $43,456, $41,593 and $31,142 for the years ended December 31, 2009, 2008 and 2007, respectively.

Operations

        We maintain RiskMetrics' US operations teams in New York, Boston, Maryland, Oklahoma, and international operations in London, Singapore and Manila. Our operations group manages the internal technical infrastructure of RiskMetrics (including data centers, networks and telecommunications) and the daily operational elements of our hosted applications which run all analytics, data and client processes. Daily functions include processing our market data time series, securities reference data and benchmarks from our global data providers, loading and processing millions of client positions and monitoring and ensuring peak performance. Our primary operations are hosted at two redundant data centers in Watertown, Massachusetts and Asburn, Virginia, connected together via a secure network.

        Many of ISS' clients outsource proxy voting and vote reporting to ISS. We have had success in meeting client requirements while also increasing our transactional volume through increased automation and by leveraging our operations center in Manila, Philippines. This operations center reduces the operational cost per transaction and has been a key component of our success.

Sales, Marketing and Client Support

        We sell our products and services primarily through direct interaction with our clients. As of December 31, 2009, we had a sales force of approximately 69 employees in 12 offices around the world. Sales employees are compensated on a salary and commission basis.

        Our account management staff is composed of approximately 128 employees in 13 offices worldwide. Account managers are assigned to our clients based on geographic location and client type. Our account management team works closely with our clients to optimize our clients' use of our products and services, and we believe that our account management team's product knowledge and local presence differentiates us from our competition.

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

Employees

        Our employee base is comprised of talented people from diverse backgrounds. Some of our employees have extensive experience at prominent financial institutions and Fortune 500 companies. As of December 31, 2009, we had approximately 1,140 full-time employees in 12 countries. During the proxy season (March to July), ISS typically retains approximately more than 200 temporary employees. We believe that we maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement.

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

        Our revenues are principally derived from the provision of risk management and corporate governance products and services to the financial services industry. The vast majority of our business involves the sale of products and services to clients in the financial services industry including asset managers, banks, insurance companies, hedge funds, pension funds as well as professional organizations that serve the financial services industry. The global financial markets have been particularly adversely impacted by the market environment of the past two years that includes illiquidity, market volatility, widening credit spreads, changes in interest rates, currency exchange fluctuations and new legal and compliance requirements. These market conditions and the reduced business activity have had a negative impact on a number of our clients and could negatively impact our future revenues due to the potential for declining sales and renewal rates.

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

Our investments in recorded goodwill and other intangible assets as a result of prior acquisitions, including goodwill and other intangible assets resulting from our ISS acquisitions could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

        We have goodwill and intangible assets of $461.6 million recorded on our balance sheet as of December 31, 2009. During 2008 we recorded a $160.1 million impairment charge to goodwill and intangible assets primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in 2008 and a reduction in the useful life of an ISS tradename. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in additional future impairments of goodwill which could be material to our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities or successfully run our businesses in the future.

        As of December 31, 2009 we have outstanding indebtedness of $288.4 million. The 2009 interest cost to service our debt was approximately $19.6 million. In addition, we are required to make quarterly principal payments of $0.7 million and re-pay the entire amount outstanding in December 2013. This indebtedness has created substantial demands upon our available cash to pay interest and future debt principal requirements. Our leverage and debt service obligations could have important consequences to you, including the following:

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

        We are subject to competitive conditions in all aspects of our business. We are one of the largest providers of outsourced multi-asset class market risk management and the largest provider of outsourced proxy research and voting services. The competitive landscape for multi-asset class risk management and corporate governance and financial research and analysis products and services is characterized by a limited number of competitors. ISS competes with firms such as Broadridge Financial Solutions (which provides proxy voting services), Glass, Lewis & Co. (which provides research, voting recommendation and voting execution services) and Proxy Governance, Inc. (which provides research, voting recommendation and voting execution services). ISS also competes with local niche proxy voting and research providers in certain international markets. In addition, RiskMetrics competes with firms such as JP Morgan's Measurisk, BlackRock Inc.'s BlackRock Solutions unit, DST Systems Inc, Fimalac S.A.'s Algorithmics unit, Moody Corporation's KMV unit, MSCI Barra and SunGard Data Systems Inc. We also face competition from:

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

Our businesses rely heavily on electronic delivery systems and any failures, disruptions or slowdowns may adversely affect our ability to serve our clients.

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

        We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in euros, pounds sterling, and a limited number of other non-U.S. dollar currencies. For the year ended December 31, 2009, approximately 20% of our operating revenues were invoiced in currencies other than U.S. dollar. Changes in foreign currency exchange rates (principally the strengthening of the US dollar) in 2009 compared to 2008 had a negative impact on consolidated revenue of $4.9 million.

        We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our operating expenses are incurred in non-U.S. dollar denominated currencies. Approximately 15% of our operating expenses (as a % of revenues) for the year ended December 31, 2009 were denominated in foreign currencies, the significant majority of which were denominated in pounds sterling, euros, Swiss franc, and a limited number of other non-U.S. dollar currencies. Changes in foreign currency exchange rates (principally the strengthening of the US dollar) in 2009 compared to 2008 had a positive impact on consolidated operating expenses of $4.0 million. Operating expenses are also impacted by intraperiod movements in currency exchange rates which result in foreign exchange gains and losses in cash collections and payments which are recorded as gains and losses in our consolidated statements of operations. Such movements in foreign exchange gains and losses favorably impacted 2009 operating expenses by an additional $2.6 million compared to 2008, resulting in a total favorable impact of $6.6 million to operating expenses. Future changes in foreign currency exchange rates could have a negative impact on our results of operations.

        We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we have accumulated a $0.3 million unrealized translation gain as of December 31, 2009, which is reported within the stockholders equity section of our consolidated balance sheets.

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

        In February 2007, we entered into two interest rate swap agreements to reduce our interest rate risk and to manage interest expense, and we may engage in similar transactions in the future. As of December 31, 2009, the interest rate swaps had notional amounts of $251.4 million and a fair value liability of $15.0 million. Our interest rate swaps effectively changed a portion of our variable-rate debt obligations pursuant to our credit facilities to fixed-rate debt obligations. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, the counterparty to a derivative instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivative instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

Operations outside the United States involve certain risks which may adversely affect our ability to grow our business outside the United States.

        A significant portion of our business is conducted outside the United States. For the year ended December 31, 2009, approximately 41% of our revenues were generated from sales to clients outside of the Americas. In addition, as of December 31, 2009, approximately 38% of our combined employee base was located in our offices outside of the United States. As a result, we are subject to certain risks inherent in doing business in some jurisdictions outside the United States, including the following:

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

        We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

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

Item 2.    Properties

        Headquartered in New York City, we maintain a global presence with offices throughout the United States as well as in 11 other countries. Our New York City facility contains approximately 35,000 square feet and the lease relating to this facility expires in July 2012. ISS is headquartered in Rockville, Maryland. Our primary Rockville location, which is comprised of multiple leases, contains approximately 60,000 square feet and expires over a period ranging from July 2012 to July 2013. In 2008, we moved into a new 26,000 square feet leased property to serve as our London office, which expires in August 2012.

        We also have smaller offices which support our operations locally in: Ann Arbor, Michigan; Beijing, China; Boston, Massachusetts; Brussels, Belgium; Chicago, Illinois; Frankfurt, Germany; Geneva, Switzerland; Edison, New Jersey; Leeds, England; Manila, Philippines; Melbourne, Australia; Norman, Oklahoma; Paris, France; San Francisco, California; Singapore; Tokyo, Japan; and Toronto, Canada.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are involved in routine litigation incidental to our business. In the opinion of management, none of these matters presently pending are expected to have a material adverse effect on our overall financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the company's security holders during the fourth quarter of 2009.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)    Market Information

        Our common stock is listed on the New York Stock Exchange under the symbol "RISK". Our stock was first publicly traded on January 25, 2008.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P's 500 Index and the NYSE Financial Sub-Industry Index from January 25, 2008 through December 31, 2009 assuming an investment of $100 at January 25, 2008 and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

        The following table shows the quarterly range of the closing high and low sale prices for our common stock as reported by the NYSE. Such prices do not include retail markups, markdowns or commissions.

	Common Stock
	High	Low
Year Ended December 31, 2009
First Quarter	$15.49	$10.11
Second Quarter	$18.61	$13.75
Third Quarter	$18.79	$13.86
Fourth Quarter	$16.04	$13.69
Year Ended December 31, 2008
First Quarter	$24.45	$10.76
Second Quarter	$22.07	$16.00
Third Quarter	$26.43	$15.86
Fourth Quarter	$20.31	$10.06

b)    Holders

        As of February 18, 2010 there were approximately 85 stockholders of record and the closing price of RiskMetrics Group common stock was $18.94 per share as reported by the New York Stock Exchange.

c)    Dividends

        We have not paid or declared any cash dividends on our common stock during the period covered by the financial statements included in this Annual Report on Form 10-K. We have retained, and currently anticipate that we will continue to retain, all of our earnings for use in developing our business. In addition, our credit facility restricts our ability to declare and pay dividends.

d)    Securities authorized for issuance under equity compensation plans

        The following table sets forth information as of December 31, 2009 regarding our compensation plans and the Common Stock we may issue under the plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options or vesting of stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	12,366,112	$8.03	5,746,113
Equity compensation plans not approved by stockholders	—	—	—

Total	12,366,112	$8.03	5,746,113

e)    Stock Repurchases

        We do not have a publicly announced share repurchase plan. As of December 31, 2009 we had 243,154 shares of treasury stock.

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

        On January 30, 2008, we completed our initial public offering of 16,100,000 shares of our common stock, which included 4,035,816 shares sold by our selling stockholders pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-146167) that was declared effective on January 24, 2008. We did not receive any proceeds from the sale of the shares by the selling stockholders. Our net proceeds from the offering were $193.9 million, after deducting underwriting discounts, commissions and offering expenses.

        In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan credit facility which amounted to $125.0 million and a 1% prepayment penalty fee, or $1.25 million. The remainder of proceeds from the initial public offering have been and will continue to be utilized for general corporate purposes.

Item 6.    Selected Consolidated Financial Data

        Our selected consolidated financial and operating data for each of the years ended December 31, 2009, 2008, 2007, 2006 and 2005 are presented below. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2009(1)	2008	2007(2)	2006	2005
	(Amounts in thousands, except share and per share data)
Revenues(3)	$303,361	$296,393	$240,301	$101,236	$93,637

Operating costs and expenses:
Cost of revenues	91,326	93,387	77,317	25,618	23,704
Research and development	43,456	41,593	31,142	21,202	16,099
Selling and marketing	29,521	33,202	35,420	14,977	12,257
General and administrative	39,603	37,422	29,654	12,852	11,492
Depreciation and amortization of property and equipment	8,349	8,779	7,419	4,081	3,551
Amortization of intangible assets(4)(5)	23,441	21,758	19,145	770	2,713
Impairment of goodwill and intangible asset(6)	—	160,069	—	—	361
Loss on disposal of property and equipment(7)(8)	724	122	734	15	1,577

Total operating costs and expenses(9)	236,420	396,332	200,831	79,515	71,754

Income (loss) from operations	66,941	(99,939)	39,470	21,721	21,883

Interest, dividend and investment income (expense), net:
Interest, dividend and investment income	570	2,567	1,564	2,549	1,438
Interest expense	(20,825)	(26,234)	(36,922)	(49)	—
Other expenses	—	(2,613)	—	—	—

Interest, dividend and investment income (expense), net	(20,255)	(26,280)	(35,358)	2,500	1,438

Income (loss) before provision for income taxes	46,686	(126,219)	4,112	24,221	23,321
Provision for income taxes(10)	15,560	10,700	1,711	8,200	7,640

Net income (loss)	$31,126	$(136,919)	$2,401	$16,021	$15,681

Net income (loss) per share:
Basic	$0.50	$(2.28)	$0.05	$0.38	$0.36
Diluted	$0.46	$(2.28)	$0.04	$0.33	$0.32
Weighted average shares outstanding:
Basic	62,020,616	59,970,438	46,380,175	42,655,069	43,496,221
Diluted	67,943,069	59,970,438	54,364,746	47,963,666	48,412,751

Consolidated Balance Sheet Data

	As of December 31,
	2009(1)	2008	2007(2)	2006	2005
	(Amounts in thousands)
Cash and cash equivalents	$226,612	$170,799	$27,455	$37,313	$10,966
Short-term investments	—	—	—	68,071	69,296
Goodwill and intangibles, net	461,606	456,953	635,105	—	770
Total assets	762,140	705,013	743,183	136,947	115,293
Deferred revenue, including long-term portion	116,778	110,889	101,279	58,842	53,744
Total debt, including current portion	288,396	290,619	422,750	—	—
Stockholders' equity	261,653	203,167	136,092	56,498	44,270

Other Financial and Operating Data

        The financial and operating data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Year ended December 31,
	2009(1)	2008	2007(2)	2006	2005
	(Amounts in thousands, except for percentages)
Financial Data
Adjusted EBITDA(11)	$110,687	$101,147	$72,801	$30,223	$30,085

Net cash provided by operating activities	77,207	84,848	$45,348	$36,082	$30,035
Capital expenditures	(7,107)	(8,795)	(11,091)	(3,724)	(6,217)

Free cash flow(12)	$70,100	$76,053	$34,257	$32,358	$23,818

Operating Data
Annualized contract value (at period end)(13)	$282,479	$285,997	$250,238	$101,686	$96,134
Recurring revenue as a percentage of total revenue(14)	92.7%	93.9%	92.7%	96.6%	94.2%

Notes to Selected Consolidated Financial Information and Other Data:

(1)
On March 2, 2009 we acquired Innovest for approximately $14.8 million in cash and on October 30, 2009 we acquired KLD for approximately $9.9 million in cash.

(2)
On January 11, 2007, we acquired ISS for $542.8 million and incurred indebtedness of $425.0 million to complete the acquisition. In addition, on August 1, 2007, we acquired CFRA for $63.0 million. As of December 31, 2009, $288.4 million of indebtedness remains outstanding.

(3)
In March 2003, we acquired JPMorgan Advisory, Inc., an entity which primarily provided wealth management products and services to JPMorgan. In connection with the acquisition, we entered into a three year online services agreement under which we agreed to provide to JPMorgan a customer-specific set of Wealth Management products and services which were unrelated to our WealthBench product. This agreement was terminated as of April 30, 2006. Our results of operations reflect the revenues from the JPMorgan online services agreement through April 30, 2006. For the years ended December 31, 2006 and 2005 we derived $4.3 million and $12.7 million of revenue, respectively, from the JPMorgan online services agreement.

(4)
In 2005, we reduced the estimated useful lives of our technology intangible assets, which resulted in additional amortization expense of $1.8 million.

(5)
In 2007, we acquired intangible assets from our acquisitions of ISS and CFRA. In 2009, we acquired intangible assets from our acquisitions of Innovest and KLD.

(6)
In 2008, we recorded a non-cash impairment charge for goodwill and intangible assets totaling $160.1 million as a result of the Company's annual goodwill and intangible asset impairment review. The impairment charge includes a $154.2 million write-down to ISS goodwill as a result of significant declines in market valuations and earnings multiples. In addition, the impairment charge includes a $5.9 million write-down to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life.

(7)
During 2005, leases for two of our offices were terminated and we relocated into new space. As a result, we wrote off the remaining value of leasehold improvements on that vacated space and we disposed of other furniture and equipment, which resulted in a loss of $1.6 million.

(8)
In 2007, we abandoned a software project and wrote off certain assets in our London office which resulted in a loss on disposal of property and equipment of approximately $0.7 million. In 2009, we wrote of certain assets in the amount of $0.7 million, of which $0.4 million was from the abandonment of a software project due to a new product launch.

(9)
For the years ended December 31, 2009, 2008, 2007 and 2006, we recorded stock-based compensation of $9.0 million, $9.9 million, $6.0 million and $3.6 million, respectively.

(10)
In 2005, we recognized a benefit of $1.1 million for remaining net operating loss tax carry forwards.

(11)
Adjusted EBITDA, as defined in our credit facilities, represents net income (loss) before interest expense, interest income, other income (expense), income tax expense (benefit), depreciation and amortization of property and equipment, amortization of intangible assets, non-cash stock-based compensation expense and extraordinary or non-recurring charges or expenses. It is a material metric used by our lenders in evaluating compliance with the maximum consolidated leverage ratio covenant in our credit facilities. The maximum consolidated leverage ratio covenant, as defined in our credit facilities, represents the ratio of total indebtedness as compared to Adjusted EBITDA, and cannot exceed a maximum ratio range which declines from 8.50 to 3.00 over the life of the credit facilities. Non-compliance with this covenant could result in us being required to immediately repay our outstanding indebtedness under our credit facilities. Adjusted EBITDA is also a metric used by management to measure operating performance and for planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability.

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

    •
    Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

  The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) on our historical results:

	Year ended December 31,
	2009	2008	2007	2006	2005
Net income (loss)	$31,126	$(136,919)	$2,401	$16,021	$15,681
Interest, other income (expense), net	20,255	26,280	35,358	(2,500)	(1,438)
Income tax expense	15,560	10,700	1,711	8,200	7,640
Depreciation and amortization of property and equipment	8,349	8,779	7,419	4,081	3,551
Amortization of intangible assets	23,441	21,758	19,145	770	2,713
Stock-based compensation(a)	9,015	9,893	6,033	3,636	—
Impairment of goodwill and intangible asset(b)	—	160,069	—	—	361
Non-recurring expenses(c)	2,217	465	—	—	—
Loss on disposal of property and equipment(d)	724	122	734	15	1,577

Adjusted EBITDA	$110,687	$101,147	$72,801	$30,223	$30,085

(a)
We adopted the fair value method of accounting for stock-based compensation on January 1, 2006 utilizing the modified prospective transition method and recorded stock-based compensation expense for all share-based payments granted or vested subsequent to December 31, 2005.

(b)
Represents impairment of goodwill and intangible asset during the years ended December 31, 2005 and 2008. This is defined as a non-recurring item within our credit facilities.

(c)
Represents lease exit costs, employees' severance costs, and acquisitions costs.

(d)
Represents the write-off of property and equipment which is defined as a non-recurring item within our credit facilities.
(12)
We define free cash flow as cash provided by operating activities less capital expenditures. Our management uses free cash flow, and we present it to investors, because it is an important measure of the cash generation of our business and our ability to repay indebtedness and invest in our business. In 2008, we utilized substantially all of our income tax net operating loss carryforwards which resulted in increased income tax payments in 2009.

(13)
We define ACV as the aggregate value, on an annualized basis, of all recurring subscription contracts in effect on a reporting date. We included the value of the JPMorgan online services agreement for purposes of calculating ACV, which amounted to $11.8 million for the year ended December 31, 2005. The contract terminated in April 2006 and was therefore not included in ACV after April 2006. In 2009, we acquired $11.0 million of ACV from the acquisitions of Innovest and KLD.

(14)
We define recurring revenue as a percentage of total revenue as revenue from subscription contracts divided by total revenue during the applicable period.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Unless the context otherwise indicates or requires, as used in this Form 10-K, references to "we," "us," "our" or the "company" refer to RiskMetrics Group, Inc., and its subsidiaries. References to "RiskMetrics" refer only to our subsidiary, RiskMetrics Solutions, Inc. and its subsidiaries, references to "ISS" refer only to our subsidiary Institutional Shareholder Services, Inc. and its subsidiaries. In this Form 10-K, all dollar amounts are expressed in thousands, unless indicated otherwise. References to our "clients" include each business unit, division or wholly-owned subsidiary of a parent company which has entered into a separate customer contract with us.

        The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this Annual Report (the "Form 10-K"). This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and timing of events may differ significantly from those expressed or implied due to a number of factors, including those set forth in "Item 1A.—Risk Factors," and elsewhere in this annual report.

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

        Our growth strategy is focused on the following:

  •
  increasing sales to existing clients by providing additional data, research, analytical products and processing services, which we believe will be enhanced by leveraging our global sales force;

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

        We benefit from a number of favorable attributes of our business model. These attributes include:

        Subscription-based revenue model:    We sell our services primarily on an annual subscription basis and our recurring revenues accounted for approximately 92.7% of our total revenues during the year ended December 31, 2009. Our subscription model and historical renewal rates minimize volatility in our revenues and provide significant visibility for our future results. We consider our renewal rates to be fairly high but they are currently below historical levels as a result of the recent economic conditions and its impact on our customers in the financial services industry.

        Leveragable cost structure:    Because we provide our services from a common technology and data infrastructure, we benefit from economies of scale and we have generally been able to increase margins.

        Favorable cash flow characteristics:    Our subscription-based revenues and leveragable cost structure, combined with our working capital characteristics and low capital expenditure requirements, have historically allowed us to generate significant cash flow.

        In evaluating our results, we focus on several key financial and operating data including ACV, renewal rates, sales to new customers, non-recurring revenues and Adjusted EBITDA (refer to definition below). Our ACV, which is described in detail below, is a leading indicator of our business and represents a large portion of our revenue in any given period. We track our revenue performance across geographies and product and service lines.

        We expect to invest in our business to continue to grow our revenues. Compensation, data and technology infrastructure costs represent significant components of our operating expense structure. While we expect to increase our operating expenses over time to take advantage of market opportunities, we believe that the economies of scale in our operating model will allow us to grow our operating expenses at a lower rate than revenues and thereby increase our operating margins.

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

Our Revenues

        We generate a substantial majority of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. These contracts generally renew automatically on an annual basis. Our products and services are generally priced based on the access to our applications and services, including research, voting and reports purchased. We do not generally price our products and services based on our clients' assets under management ("AUM"). As a result, we are not directly subject to significant revenue fluctuations resulting from changes in our clients' AUM. Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client.

        Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the year ended December 31, 2009, approximately 92.7% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 82.6% for the year ended December 31, 2009, combined with our new subscription contracts, determine our ACV, which is a leading indicator of our recurring revenues. Our ACV as of December 31, 2009 was $282.5 million.

        We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 7.3% of total revenues during the year ended December 31, 2009.

Annualized Contract Value ("ACV")

        As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a high percentage of our total revenues for the next 12 months. We monitor the contracted revenues from these agreements and refer to them as ACV. We define our ACV as the aggregate value on an annualized basis of all recurring subscription contracts in effect on a reporting date. Any revenues associated with subscription contracts that are entered into during a reporting period will be reflected in the ACV beginning at the end of that period. As a result, ACV at the end of any period is the ACV at the beginning of the period plus the annualized contract revenue associated with new subscription contracts signed during that period minus the annualized contract revenues associated with subscription contracts not renewed. ACV does not include any fees associated with any non-recurring revenues.

        ACV is an important metric for our business. However, ACV may differ from our future reported revenues due to a number of factors, which include:

  •
  new subscription-based revenues;

  •
  additional one-time revenue;

  •
  changes in the contract value of our subscription contracts;

  •
  cancellations and non-renewals of subscription contracts; and

  •
  revenue recognition timing differences.

        Our ACV for the RiskMetrics business and ISS business as of December 31, 2009, 2008 and 2007, as well as the percentage growth period over period is set forth, separately for each business, in the table below.

	As of December 31,
	2009	2008	2007
	(Amounts in thousands, except for percentages)
RiskMetrics business annualized contract value	$158,517	$160,200	$131,716

Percent (decline) increase	(1.1)%	21.6%
ISS business annualized contract value(1)(2)	$123,962	$125,797	$118,522

Percent (decline) increase	(1.5)%	6.1%

(1)
ISS ACV growth in 2007 was complemented by the acquisition of $15.9 million from CFRA on August 1, 2007.

(2)
Innovest was acquired on March 2, 2009 with $5.2 million of ACV and KLD was acquired on October 30, 2009 with $5.8 million of ACV, which is not included in ISS ACV as of December 31, 2008 or 2007. Innovest and KLD ACV does not include any contracts where fees are based on the clients' AUM, which at December 31, 2009 have approximately $1.3 million of annual revenue.

        Current market conditions have led to foreign currency fluctuations, lower than average historical renewal rates and sales growth, which have caused ACV growth to decline.

Renewal Rate

        Because non-renewals of subscription contracts decrease our ACV, which in turn decreases our revenues, a key operating metric is renewal rate. Our renewal rate for any period is defined as the amount of ACV that renews in a period divided by the amount of ACV with an expiration date during that period. If a client has a higher contract value upon renewal of its existing contract, the amount in excess of the prior period's contract is considered new contract revenue for purposes of this calculation.

        The renewal rate for our RiskMetrics business and ISS business for the years ended December 31, 2009, 2008 and 2007 is set forth separately for each business in the table below.

	Year ended December 31,
	2009	2008	2007
RiskMetrics business renewal rate	83.7%	87.1%	91.1%
ISS business renewal rate	81.2%	85.4%	91.8%

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

Non-Recurring Revenues

        Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the years ended December 31, 2009, 2008 and 2007 are set forth in the table below. Our non-subscription services include AUM fees, implementation, compensation advisory services and similar services and overages related to ISS' Proxy Research and Voting business. Revenues from implementation and AUM are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three to four month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients' actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients' overages are typically an indication of larger proxy voting contract renewals.

	Year ended December 31,
	2009	2008	2007
RiskMetrics business percent non-recurring revenue	1.6%	1.6%	2.4%
ISS business percent non-recurring revenue	13.6%	11.1%	12.3%

Our Operating Costs and Expenses

        Compensation expense represents a substantial majority of our expenses across all of our operating functions (57% of total operating expenses for the year ended December 31, 2009). Compensation expenses before stock-based compensation expense are comprised of base salary, bonuses, benefits, payroll taxes and sales commissions. While we expect compensation expense to increase over time, we believe that the economies of scale in our operating model will allow us to grow our compensation expenses at a lower rate than revenues.

        Other significant operating expenses are data, proxy voting fees, occupancy, telecommunications and web hosting costs. Since we deliver our products and services using a common data and technology infrastructure, we expect these expenses to increase at less than the rate of revenue growth. Overall, our goal is to keep the rate of growth of these operating expenses below the rate of growth of our revenues. However, in order to take advantage of growth opportunities, we may invest in our business in order to support increased revenue growth. This might result in variability in our operating margin in the short term.

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

Costs of Revenues

        Costs of revenues include costs related to production of proxy research and voting, web hosting, data, account management, implementation and systems operations and transactional foreign exchange gains and losses. Costs in this area consist primarily of staff compensation and related costs and payments to third party vendors, including third party web hosting and data providers.

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

General and Administrative

        General and administrative expenses consist of expenses for finance, administration, legal, accounting, human resources and information technology personnel. Costs in this area primarily consist of staff compensation and related expenses, legal costs, insurance costs, accounting fees and other professional services fees.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization of property and equipment includes depreciation of internal-use software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded on a straight-line basis over the respective useful lives of the related assets. Depreciation and amortization of property and equipment also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets' useful life.

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

        A portion of our revenues are derived from non-subscription services including implementation, Compensation Advisory Services and overages related to Proxy Research and Voting services. Revenues from implementation are recognized as the services are provided and other non-recurring revenues are recognized over the service period or upon delivery of the required service.

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

        Intangible assets, including acquired technology, customer relationships, certain trade names and non-compete agreements arising principally from acquisitions, are recorded at cost less accumulated amortization and are amortized using the straight line method over the estimated useful life. Intangible assets deemed to have indefinite useful lives are not amortized and are subject to an annual impairment tests or whenever events or circumstances indicate impairment may have occurred.

Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

        As of December 31, 2009, we had goodwill and intangible assets of $461.6 million. During 2008, we recorded a non-cash impairment charge to goodwill and intangible assets totaling $160.1 million as a result of our annual goodwill and intangible asset impairment review. The impairment charge included a $154.2 million write-down to ISS goodwill primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. The fair value of the ISS reporting unit was determined using a combination of present value techniques, including a discounted cash flow, as well as fair values of comparable businesses. In addition, the 2008 impairment charge included a $5.9 million write-down to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life.

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

        Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the expense is recognized ratably over the award's vesting period. Prior to January 1, 2006 we recognized compensation for unvested awards under the graded vesting method and will continue to do so for such grants. For all grants made subsequent to December 31, 2005, we recognize compensation cost on a straight-line method over the vesting period.

        We measure the fair value of stock options on the date of grant using a Black Scholes option-pricing model which requires the use of several estimates, including:

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

        The expected life of options is based on internal studies of historical experience and projected exercise behavior. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards that are expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Estimated forfeitures are reassessed in each reporting period and may change based on new facts and circumstances. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. We utilize a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. We have not and do not expect to pay dividends on our common shares.

        We recorded stock-based compensation expense of $9.0 million for the year ended December 31, 2009. The use of different assumptions in the Black-Scholes model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

        The tax effects of an uncertain tax position taken or expected be taken in income tax returns are recognized only if it is "more likely-than-not" to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize the benefit of an uncertain tax position in the period when it is effectively settled. Evaluating the technical merits of a tax position and determining the benefit to be recognized involves a significant level of judgment in the assumptions underlying such evaluation. As of December 31, 2009, our unrecognized tax benefits totaled $1.9 million, and if such liability was reversed, it would favorably impact our effective tax rate.

Results of Operations

        We operate in two segments, the "RiskMetrics business" and the "ISS business."

Factors Affecting the Comparability of Results

        The financial results of CFRA, which was acquired on August 1, 2007, have been included in the results of our ISS business since the date of its acquisition. CFRA supplements the ISS business and supports the Financial Research and Analysis product and services offerings. The results of Innovest and KLD are not included in the results of our ISS business until the respective acquisition dates of March 2, 2009 and October 30, 2009. Innovest and KLD supplement the ISS business to support and expand the Environment, Social and Governance (ES&G) product and services offerings.

        In 2008, we recorded a non-cash impairment charge to goodwill and intangible assets totaling $160.1 million as a result of our annual goodwill and intangible asset impairment review. The impairment charge includes a $154.2 million write-down to ISS goodwill primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. In addition, the impairment charge includes a $5.9 million write-down to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life. There was no impairment charge to goodwill or intangible assets for 2009.

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

Year ended December 31, 2009 compared to the year ended December 31, 2008

        The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Years Ended December 31,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$303,361	$296,393	$6,968	2.4%

Operating costs and expenses:
Cost of revenues	91,326	93,387	(2,061)	(2.2)%
Research and development	43,456	41,593	1,863	4.5%
Selling and marketing	29,521	33,202	(3,681)	(11.1)%
General and administrative(1)	39,603	37,422	2,181	5.8%
Depreciation and amortization of property and equipment	8,349	8,779	(430)	(4.9)%
Amortization of intangible assets	23,441	21,758	1,683	7.7%
Impairment of goodwill and intangible asset	—	160,069	(160,069)	(100.0)%
Loss on disposal of property and equipment	724	122	602	* %

Total operating costs and expenses(2)	236,420	396,332	(159,912)	(40.3)%

Income (loss) from operations	66,941	(99,939)	166,880	* %

Interest, dividend and investment income (expense), net	(20,255)	(26,280)	(6,025)	(22.9)%

Income (loss) before provision for income taxes	46,686	(126,219)	172,905	* %
Provision for income taxes	15,560	10,700	4,860	45.4%

Net income (loss)	$31,126	$(136,919)	$167,945	* %

*
Exceeds 100%

(1)
Includes acquisition costs and lease exit costs of $2,217 and $465 for the years ended December 31, 2009 and 2008, respectively.

(2)
Includes stock-based compensation expenses of $9,015 and $9,893 for years ended December 31, 2009 and 2008, respectively.

RiskMetrics Business

	Years ended December 31,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$158,691	$154,626	$4,065	2.6%

Operating costs and expenses:
Cost of revenues	33,674	37,367	(3,693)	(9.9)%
Research and development	29,016	27,235	1,781	6.5%
Selling and marketing	14,989	17,408	(2,419)	(13.9)%
General and administrative	20,003	19,162	841	4.4%
Depreciation and amortization of property and equipment	4,437	4,624	(187)	(4.0)%
Amortization of intangible assets	336	78	258	* %
Loss on disposal of property and equipment	158	—	158	100%

Total operating costs and expenses(3)	102,613	105,874	(3,261)	(3.1)%

Income from operations	$56,078	$48,752	$7,326	15.0%

*
Exceeds 100%

(3)
Includes stock-based compensation expenses of $4,216 and $4,287 for years ended December 31, 2009 and 2008, respectively.

ISS Business

	Years ended December 31,		Increase (decrease)
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Revenues	$144,670	$141,767	$2,903	2.0%

Operating costs and expenses:
Cost of revenues	57,652	56,020	1,632	2.9%
Research and development	14,440	14,358	82	0.6%
Selling and marketing	14,532	15,794	(1,262)	(8.0)%
General and administrative	19,600	18,260	1,340	7.3%
Depreciation and amortization of property and equipment	3,912	4,155	(243)	(5.8)%
Amortization of intangible assets	23,105	21,680	1,425	6.6%
Impairment of goodwill and intangible asset	—	160,069	(160,069)	(100.0)%
Loss on disposal of property and equipment	566	122	444	* %

Total operating costs and expenses(4)	133,807	290,458	(156,651)	(53.9)%

Income (loss) from operations	$10,863	$(148,691)	$159,554	* %

*
Exceeds 100%

(4)
Includes stock-based compensation expenses of $4,799 and $5,606 for years ended December 31, 2009 and 2008, respectively.

        The following table provides information with respect to our revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Year ended December 31, 2009		Year ended December 31, 2008
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$180,300	59.4%	$181,039	61.1%	$(739)	(0.4)%
Europe, Middle East and Africa (EMEA)	105,701	34.8%	98,028	33.1%	7,673	7.8%
Asia	17,360	5.8%	17,326	5.8%	34	0.2%

Total	$303,361	100.0%	$296,393	100.0%	$6,968	2.4%

RiskMetrics Business

	Year ended December 31, 2009		Year ended December 31, 2008
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$70,646	44.5%	$70,497	45.6%	$149	0.2%
Europe, Middle East and Africa (EMEA)	76,992	48.5%	73,105	47.3%	3,887	5.3%
Asia	11,053	7.0%	11,024	7.1%	29	0.3%

Total	$158,691	100.0%	$154,626	100.0%	$4,065	2.6%

ISS Business

	Year ended December 31, 2009		Year ended December 31, 2008
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$109,654	75.8%	$110,542	78.0%	$(888)	(0.8)%
Europe, Middle East and Africa (EMEA)	28,709	19.8%	24,923	17.6%	3,786	15.2%
Asia	6,307	4.4%	6,302	4.4%	5	0.1%

Total	$144,670	100.0%	$141,767	100.0%	$2,903	2.0%

        Set forth below is a discussion of our results for the year ended December 31, 2009 ("2009") compared to the year ended December 31, 2008 ("2008").

        Revenues.    Consolidated revenues for 2009 increased $7.0 million, or 2.4%, to $303.4 million from $296.4 million. The revenue increase was driven by a 2.6% increase in the RiskMetrics business and 2.0% increase in the ISS business. The 2009 acquisitions of Innovest in March and KLD in October contributed $6.7 million of revenue in 2009. In addition, revenue growth in 2009 compared to 2008 was negatively impacted by approximately $4.9 million due to unfavorable changes in foreign currency rates, primarily the strengthening of the US dollar exchange rate compared to the Euro and British Pound.

        RiskMetrics revenues for 2009 increased $4.1 million, or 2.6%, to $158.7 million from $154.6 million. This was primarily due to 3.5% growth in RiskManager revenue due to demand for regulatory reporting services primarily internationally, as EMEA revenue grew 5.3%, partially offset by increased non-renewals in the alternative investment market and negative currency effects.

        ISS revenues for 2009 increased by $2.9 million, or 2.0%, to $144.7 million from $141.8 million. On a product level, total Governance Services (mainly Proxy Research and Voting Services) revenues of $92.4 million for 2009 decreased 2.2% from the prior year primarily due to a decrease in proxy research and voting revenues partially offset by an increase in Securities Class Action Service revenues. Financial Research and Analysis ("FR&A") revenues of $52.3 million for 2009 increased 10.9%, or $5.2 million, compared to prior year. The increase in FR&A revenue was primarily due to increased Corporate Advisory revenues and ES&G revenue, including the impact of acquisitions of Innovest and KLD, partially offset by a decline in CFRA revenue due to lower renewal rates.

        Operating costs and expenses.    Consolidated operating expenses for 2009 decreased 40.3% to $236.4 million from $396.3 million. The $159.9 million decrease in operating expenses was primarily due to a $160.1 million non-cash impairment charge for goodwill and an intangible asset in 2008. After excluding the $160.1 million impairment charge in 2008, operating expense growth in 2009 compared to 2008 was $0.2 million. The remaining $0.2 million increase in operating expenses was impacted by the following:

  •
  $4.6 million increase in compensation costs to $135.5 million due to increased salaries and benefits due partially to the Innovest and KLD acquisitions, partially offset by a decline in commissions as a result of a decline in new sales and favorable changes in foreign exchange rates,

  •
  $1.4 million increase in technology costs due to increased web hosting, R&D consulting and maintenance,

  •
  $1.7 million increase in amortization expense due to intangibles acquired in connection with the Innovest and KLD acquisitions,

  •
  $0.7 million loss on disposal of property and equipment in 2009 primarily as a result of the abandonment of an ISS software project due to a new product launch.

        The above increases were partially offset by:

  •
  $3.0 million decrease in travel and entertainment due to lower travel and increased cost control,

  •
  $1.9 million decrease in professional fees, primarily due to reductions in accounting, Sarbanes-Oxley Section 404 compliance costs and lower legal fees,

  •
  $1.0 million decrease in marketing costs, and

  •
  $2.6 million increase in foreign currency exchange transaction gains which amounted to a gain of $1.3 million in 2009 compared to a loss of $1.3 million in 2008.

        RiskMetrics operating expenses for 2009 decreased 3.1% to $102.6 million from $105.9 million in the prior year primarily due to foreign currency exchange gains. As a percentage of revenues, RiskMetrics operating expenses decreased to 64.7% from 68.5%.

        ISS operating expenses for 2009 decreased $156.7 million to $133.8 million from $290.5 million in the prior year primarily due to a $160.1 million non-cash impairment charge for goodwill and an intangible asset in 2008. After excluding the $160.1 million impairment charge in 2008, ISS operating expense growth in 2009 compared to 2008 was $3.4 million, or 2.6% primarily due to the acquisitions of Innovest and KLD.

        Cost of revenues.    Consolidated cost of revenues for 2009 decreased to $91.3 million, or 2.2%, from $93.4 million. The decrease in cost of revenues resulted primarily from increased foreign currency transaction gains of $2.6 million and decreases in travel and entertainment costs partially offset by increased compensation and web hosting costs. As a percentage of revenues, cost of revenues decreased to 30.1% from 31.5%.

        RiskMetrics cost of revenues for 2009 decreased to $33.7 million, or 9.8%, from $37.4 million due to a $2.1 million increase in foreign currency transaction gains, reduced travel and entertainment costs of $1.2 million, partially offset by increased data and web hosting costs of $0.7 million. As a percentage of revenues, RiskMetrics cost of revenues decreased to 21.2% from 24.2%.

        ISS cost of revenues for 2009 increased to $57.7 million, or 2.9% from $56.0 million. The increase was primarily due to increased compensation costs, including stock-based compensation of $2.8 million due in part to acquisitions partially offset by a $1.1 million decline in travel and entertainment costs. As a percentage of revenues, ISS cost of revenues increased to 39.9% from 39.5%.

        Research and development expenses.    Consolidated research and development expenses for 2009 increased to $43.5 million, or 4.5%, from $41.6 million primarily due to increased compensation costs of $2.8 million partially offset by a $0.4 million decline in stock based compensation and reduced travel and entertainment expenses. As a percentage of revenues, research and development expenses increased to 14.3% from 14.0%.

        RiskMetrics research and development costs for 2009 increased to $29.0 million, or 6.5%, due primarily to increased compensation and consulting costs.

        ISS research and development costs of $14.4 million remained consistent with prior year due to increased compensation costs offset by a corresponding decline in travel and entertainment expenses.

        Selling and marketing expenses.    Consolidated selling and marketing expenses for 2009 decreased to $29.5 million, or 11.1%, from $33.2 million. The $3.7 million decrease was primarily due to a $0.8 million decline in travel and entertainment expenses, a $1.0 million decrease in marketing costs and $0.5 million decline in commissions. As a percentage of revenues, selling and marketing expenses decreased to 9.7% from 11.2%.

        RiskMetrics selling and marketing expenses for 2009 decreased to $15.0 million, or 13.9%, from $17.4 million. The decrease was primarily due to a $2.2 million decline in compensation costs as a result of a decline in commissions due to lower new sales.

        ISS selling and marketing expenses for 2009 decreased to $14.5 million, or 8.0%, from $15.8 million. The decrease was primarily due to a $0.7 million decrease in marketing costs and $0.9 million decline in travel and entertainment expenses partially offset by increased compensation costs.

        General and administrative expenses.    Consolidated general and administrative expenses for 2009 increased to $39.6 million, or 5.8%, from $37.4 million. The $2.2 million increase in general and administrative costs was primarily due an increase of $1.8 million in employee severance, lease exit cots and professional fees related to the acquisitions of Innovest and KLD and increased compensation costs, including a $0.7 million increase in stock-based compensation expense partially offset by a $1.8 million decline in professional fees. As a percentage of revenues, general and administrative expenses increased to 13.1% from 12.6% due to transaction costs from acquisitions.

        RiskMetrics general and administrative expenses for 2009 increased to $20.0 million, or 4.4%, from $19.2 million. The increase was primarily due to increased compensation costs, including stock-based compensation partially offset by a decline in professional fees for accounting and Sarbanes-Oxley Section 404 compliance costs.

        ISS general and administrative expenses for 2009 increased to $19.6 million, or 7.3%, from $18.3 million. The $1.3 million increase was primarily due to $2.2 million of severance, lease exist costs and professional fees related to the KLD and Innovest acquisitions, partially offset by a decline in professional fees.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment for 2009 decreased $0.5 million to $8.3 million from $8.8 million due to a decline in capital expenditures.

        Amortization of intangible assets.    Amortization of intangible assets for 2009 increased $1.7 million to $23.4 million from $21.8 million primarily due to amortization of intangibles acquired in connection with the acquisitions of Innovest and KLD.

        Loss on Disposal of Property and Equipment.    Loss on disposal of property and equipment was $0.7 million in 2009 compared to $0.1 million in 2008. The loss recorded in 2009 was primarily due to a $0.4 million charge for the abandonment of an ISS software project due to a new product launch.

        Interest, dividend and investment income (expense), net.    Net interest, dividend and investment expense for 2009 decreased to $20.3 million from $26.3 million in 2008. The decrease in other expenses was mainly due to lower interest expense in 2009 and $5.0 million of debt repayment related costs incurred in 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement.

        Provision for income taxes.    The provision for income taxes represents an effective tax rate of 33.3% for 2009 as compared to a negative effective rate of 8.5% for 2008. The Company recorded a $10.7 million provision for income taxes despite a pre-tax loss because the effective tax rate for 2008 does not include a tax benefit for the $154.2 million goodwill impairment as this impairment charge is not tax deductible. The effective rate also changed from 2008 partially due to increased tax credits and changes in unrecognized tax benefits.

Year ended December 31, 2008 compared to the year ended December 31, 2007

        The following tables provide information with respect to our consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Years Ended December 31,		Increase (decrease)
	2008	2007	$	%
	(Amounts in thousands, except percentages)
Revenues	$296,393	$240,301	56,092	23.3%

Operating costs and expenses:
Cost of revenues	93,387	77,317	16,070	20.8%
Research and development	41,593	31,142	10,451	33.6%
Selling and marketing	33,202	35,420	(2,218)	(6.3)%
General and administrative	37,422	29,654	7,768	26.2%
Depreciation and amortization of property and equipment	8,779	7,419	1,360	18.3%
Amortization of intangible assets	21,758	19,145	2,613	13.6%
Impairment of goodwill and intangible asset	160,069	—	160,069	100.0%
Loss on disposal of property and equipment	122	734	(612)	(83.4)%

Total operating costs and expenses(1)	396,332	200,831	195,501	97.3%

Income (loss) from operations	(99,939)	39,470	(139,409)	* %

Interest, dividend and investment income (expense), net	(26,280)	(35,358)	9,078	25.7%

Income (loss) before provision for income taxes	(126,219)	4,112	(130,331)	* %
Provision for income taxes	10,700	1,711	8,989	* %

Net income (loss)	$(136,919)	$2,401	$(139,320)	* %

*
Exceeds 100%

(1)
Includes stock-based compensation expenses of $9,893 and $6,033 for years ended December 31, 2008 and 2007, respectively.

RiskMetrics Business

	Years Ended December 31,		Increase (decrease)
	2008	2007	$	%
	(Amounts in thousands, except percentages)
Revenues	$154,626	$121,126	$33,500	27.7%

Operating costs and expenses:
Cost of revenues	37,367	30,103	7,264	24.1%
Research and development	27,235	24,002	3,233	13.5%
Selling and marketing	17,408	17,101	307	1.8%
General and administrative	19,162	14,105	5,057	35.9%
Depreciation and amortization of property and equipment	4,624	4,439	185	4.2%
Amortization of intangible assets	78	—	78	100.0%
Loss on disposal of property and equipment	—	161	(161)	(100.0)%

Total operating costs and expenses(2)	105,874	89,911	15,963	17.8%

Income from operations	$48,752	$31,215	$17,537	56.2%

(2)
Includes stock-based compensation expenses of $4,287 and $3,383 for years ended December 31, 2008 and 2007, respectively.

ISS Business

	Years Ended December 31,		Increase (decrease)
	2008	2007	$	%
	(Amounts in thousands, except percentages)
Revenues	$141,767	$119,175	$22,592	19.0%

Operating costs and expenses:
Cost of revenues	56,020	47,214	8,806	18.7%
Research and development	14,358	7,140	7,218	* %
Selling and marketing	15,794	18,319	(2,525)	(13.8)%
General and administrative	18,260	15,549	2,711	17.4%
Depreciation and amortization of property and equipment	4,155	2,980	1,175	39.4%
Amortization of intangible assets	21,680	19,145	2,535	13.2%
Impairment of goodwill and intangible asset	160,069	—	160,069	100.0%
Loss on disposal of property and equipment	122	573	(451)	(78.7)%

Total operating costs and expenses(3)	290,458	110,920	179,538	* %

Income from operations	$(148,691)	$8,255	$(156,946)	* %

*
Exceeds 100%

(3)
Includes stock-based compensation expenses of $5,606 and $2,650 for year ended December 31, 2008 and 2007, respectively.

        The following table provides information with respect to our revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Year ended December 31, 2008		Year ended December 31, 2007
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$181,039	61.1%	$148,881	62.0%	$32,158	21.6%
Europe, Middle East and Africa (EMEA)	98,028	33.1%	75,430	31.4%	22,598	30.0%
Asia	17,326	5.8%	15,990	6.6%	1,336	8.4%

Total	$296,393	100.0%	$240,301	100.0%	$56,092	23.3%

RiskMetrics Business

	Year ended December 31, 2008		Year ended December 31, 2007
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$70,497	45.6%	$56,408	46.6%	$14,089	25.0%
Europe, Middle East and Africa (EMEA)	73,105	47.3%	54,666	45.1%	18,439	33.7%
Asia	11,024	7.1%	10,052	8.3%	972	9.7%

Total	$154,626	100.0%	$121,126	100.0%	$33,500	27.7%

ISS Business

	Year ended December 31, 2008		Year ended December 31, 2007
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$110,542	78.0%	$92,473	77.6%	$18,069	19.5%
Europe, Middle East and Africa (EMEA)	24,923	17.6%	20,764	17.4%	4,159	20.0%
Asia	6,302	4.4%	5,938	5.0%	364	6.1%

Total	$141,767	100.0%	$119,175	100.0%	$22,592	19.0%

        Set forth below is a discussion of our results for the year ended December 31, 2008 compared to the year ended December 31, 2007.

        Revenues.    Consolidated revenues for the year ended December 31, 2008 increased $56.1 million, or 23.3%, to $296.4 million from $240.3 million. Revenue growth was driven by a 27.7% increase in the RiskMetrics business and 19.0% increase in the ISS business. Revenue growth was also driven by a 21.6% increase in the Americas region and a 30.0% increase in the EMEA region driven by increased sales in both businesses in these regions.

        RiskMetrics revenues for the year ended December 31, 2008 increased $33.5, or 27.7%, to $154.6 million from $121.1 million in the prior year. The $33.5 million increase in revenues was primarily due to a $30.9 million, or 29.6%, increase in revenues from our Market Risk products. The increase in revenues from Market Risk Products was due to a 34.4% increase in revenues from RiskManager due to strong sales of RiskManager to asset managers and hedge funds as they increased their outsourcing of risk reporting services. As a percentage of total RiskMetrics revenues, revenues from our Market Risk products and services increased to 87.4% from 86.0%. Revenue growth was also driven by a 25.0% increase in the Americas region and a 33.7% increase in the EMEA region driven by strong sales of RiskManager in these regions due to, among other things, increased investor demand and the need for financial services firms to comply with regulatory requirements.

        ISS revenues for the year ended December 31, 2008 increased $22.6, or 19.0%, to $141.8 million from $119.2 million for the period from January 12, 2007 to December 31, 2007. During the period from January 1 to January 11, 2007, ISS recognized revenues of $3.3 million. Had these eleven days of revenue been included in the year ended December 31, 2007, revenue would have been $122.5 million, an increase of 15.7% as compared to the year ended December 31, 2008. The increase in revenues was primarily due to a $13.9 million increase in revenue from our Financial Research and Analysis products and services which increased from $34.8 million to $48.7 million, or 39.9%, due to a $9.5 million increase in CFRA revenue, which was acquired on August 1, 2007, and growth from our Corporate and Compensation Advisory Services, ES&G and M&A Edge products. Revenues from our Governance Services products increased 10.3% to $93.1 million from $86.8 million primarily due to increased revenue in proxy research services. Governance services revenue accounted for 65.7% of total revenue for the year ended December 31, 2008 compared to 70.8% in the prior year. Revenue growth was also driven by an approximate 20% increase in the both the Americas and EMEA region.

        Operating costs and expenses.    Consolidated operating expenses for the year ended December 31, 2008 increased $195.5 million, or 97.3% to $396.3 million from $200.8 million from the prior year. The $195.5 million increase in operating expenses was primarily due to a $160.1 million non-cash impairment charge for goodwill and an intangible asset. The remaining $35.4 million increase in operating expenses was due to increased compensation expenses of $15.8 million, increased stock-based compensation of $3.9 million, increased depreciation and amortization expense of $4.0 million as well as increased foreign currency expenses and increased travel, data, and occupancy costs to support revenue growth.

        RiskMetrics operating expenses for the year ended December 31, 2008 increased $16.0 million, or 17.8% to $105.9 million from $89.9 million for the prior year. The increase was mainly due to increased compensation costs of $7.0 million related to higher headcount, bonus expenses and commission increases, increased data costs of $2.0 million, as well as increased foreign currency losses, web hosting costs, stock based compensation, accounting and insurance costs. As a percentage of revenues, operating expenses decreased to 68.5% from 74.2% due to increased economies of scale.

        ISS operating expenses for the year ended December 31, 2008 increased $179.5 million to $290.5 million from $110.9 million from the period from January 12, 2007 to December 31, 2007. The increase in operating expenses was primarily due to a $160.1 million non-cash impairment charge for goodwill and intangible assets. The remaining $19.5 million increase in operating expenses was primarily due to an $8.8 million increase in compensation costs due to increased bonus expense and the full year inclusion of CFRA, increased depreciation and amortization expense of $3.7 million and increased stock based compensation expense of $3.0 million.

        Cost of revenues.    Consolidated cost of revenues for the year ended December 31, 2008 increased $16.1 million, or 20.8% to $93.4 million from $77.3 million from the prior year. The increase in cost of revenues resulted primarily from increased compensation and increased data costs. As a percentage of revenues, cost of revenues decreased to 31.5% from 32.2%.

        RiskMetrics cost of revenues for the year ended December 31, 2008 increased $7.3 million, or 24.1% to $37.4 million from $30.1 million in the prior year. The increase was primarily due to increased compensation costs of $1.8 million, increased third- party data costs of $2.0 million, increased occupancy costs of $1.2 million, and increased telecommunication costs of $1.6 million. As a percentage of revenues, RiskMetrics cost of revenues decreased to 24.2% from 24.9% due to increased economics of scale.

        ISS cost of revenues for the year ended December 31, 2008 increased $8.8 million, or 18.7% to $56.0 million from $47.2 million for the period from January 12, 2007 to December 31, 2007. The increase was primarily due to the full year inclusion of CFRA costs, increased compensation costs of $4.6 million and occupancy costs as well as increased stock-based compensation expense of $1.8 million. As a percentage of revenues, ISS cost of revenues decreased to 39.5% from 39.6%.

        Research and development expenses.    Consolidated research and development expenses for the year ended December 31, 2008 increased $10.5 million, or 33.6% to $41.6 million from $31.1 million from the prior year. As a percentage of revenues, research and development expenses increased to 14.0% from 12.9% primarily due to increased compensation costs, including increased stock-based compensation of $1.7 million and increased investment in research and development related to governance service products and platforms.

        RiskMetrics research and development expenses for the year ended December 31, 2008 increased $3.2 million, or 13.5% to $27.2 million from $24.0 million from the prior year. The increase was primarily due to increased compensation costs of $1.1 million, increased occupancy cost of $1.0 million and increased stock based compensation expense of $0.4 million. As a percentage of revenues, research and development expenses decreased to 17.6% from 19.8%.

        ISS research and development expenses for the year ended December 31, 2008 increased $7.2 million to $14.4 million from $7.1 million for the period from January 12, 2007 to December 31, 2007. The increase was primarily due to increased compensation costs of $4.2 million, occupancy costs and increased stock based compensation expense of $1.3 million. As a percentage of revenues, research and development expenses increased to 10.2% from 6.0% due to continued investment in enhancing the governance service products and platforms.

        Selling and marketing expenses.    Consolidated selling and marketing expenses for the year ended December 31, 2008 decreased $2.2 million, or 6.3% to $33.2 million from $35.4 million from the prior year. As a percentage of revenues, selling and marketing expenses decreased to 11.2% from 14.7% due to synergies achieved from the integration of the Company's global sales force and lower marketing expenses.

        RiskMetrics selling and marketing expenses for the year ended December 31, 2008 increased 1.8% to $17.4 million from $17.1 million from the prior year. The increase was primarily due to increased commissions as a result of the increase in sales partially offset by a decline in marketing expenses.

        ISS selling and marketing expenses for the year ended December 31, 2008 decreased $2.5 million, or 13.8% to $15.8 million from $18.3 million for the period from January 12, 2007 to December 31, 2007. The decrease was primarily due to a $2.1 million decline in compensation costs due to the global integration of the Company's sales forces as well as a decline in marketing expenses.

        General and administrative expenses.    Consolidated general and administrative expenses for the year ended December 31, 2008 increased $7.8 million, or 26.2% to $37.4 million from $29.7 million in the prior year. As a percentage of revenues, general and administrative expenses increased to 12.6% from 12.4% due to increased occupancy costs, increased compensation costs, stock based compensation expense and increased accounting, insurance and consulting costs as a result of being a public company.

        RiskMetrics general and administrative expenses for the year ended December 31, 2008 increased $5.1 million, or 35.9% to $19.2 million from $14.1 million from the prior year. The increased was primarily due to increased stock based compensation expense, increased compensation costs and a $1.2 million increase in accounting, insurance and consulting costs as a result of being a public company.

        ISS general and administrative expenses for the year ended December 31, 2008 increased $2.7 million, or 17.4% to $18.3 million from $15.5 million for the period from January 12, 2007 to December 31, 2007. The increase was primarily due to increased compensation costs and the full year inclusion of CFRA costs.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment for the year ended December 31, 2008 increased to $8.8 million from $7.4 million from the prior year. The increase was primarily due to an increase in capital expenditures for leasehold improvements and computer equipment to support the Company's increased headcount and facilities expansion.

        Amortization of intangible assets.    Amortization of intangible assets for year ended December 31, 2008 increased to $21.8 million from $19.1 million from the prior year primarily from our acquisition of CFRA on August 1, 2007 and purchase of an intangible asset in the fourth quarter of 2007.

        Impairment of Goodwill and Intangible Asset.    We recognized an impairment of goodwill and intangible asset charge in the amount of $160.1 million for the year ended December 31, 2008. The impairment charge includes a $154.2 million write-down to ISS goodwill primarily as a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. In addition, the impairment charge includes a $5.9 million write-down to an ISS product tradename as a result of an integration plan for the tradename which reduced its expected life.

        Interest, dividend and investment income (expense), net.    Net interest, dividend and investment expense for the year ended December 31, 2008 decreased to $26.3 million from $35.4 million from the prior year. This decrease in expense was due to decreased interest expense (net of amortization) and increased interest income as a result of reduced debt borrowings and increased cash balances during 2008. In January 2008, we utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. As a result of the prepayment we incurred $5.0 million in expenses during the year ended December 31, 2008, which were comprised of a $1.25 million debt prepayment penalty fee, a $2.4 million write-off of debt issuance costs and a $1.4 million loss on an interest rate swap settlement.

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

Liquidity and Capital Resources

        At December 31, 2009, we had cash and cash equivalents of $226.6 million compared to $170.8 million at December 31, 2008. We believe our existing cash and cash equivalents, our cash flow from operating activities and borrowing capacity under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $6.0 million to $7.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, accelerated debt pre-payments, future acquisitions of businesses and investments in our own business. To the extent our liquidity sources are insufficient to fund our future activities we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms.

Cash Flows

        Cash flows from operating activities provided cash of $77.2 million in 2009, a decrease of $7.6 million from 2008. The decline in cash from operating activities was primarily due to an increase in income taxes paid in 2009 as the Company utilized substantially all available net operating losses in 2008 partially offset by increased net income before non-cash charges. Cash provided by operating activities for 2009 was $77.2 million primarily reflecting net income of $31.1 million, plus $31.8 million in depreciation and amortization (excluding amortization of debt issuance costs), $9.0 million in stock based compensation, a $6.5 million decrease in accounts receivable partially offset by a $4.2 million decline in deferred income taxes.

        Cash provided by operating activities for 2008 was $84.8 million primarily reflecting net income, before a $160.1 million non-cash impairment charge, of $23.1 million, stock-based compensation of $9.9 million, depreciation and amortization (excluding amortization of debt issuance costs) of $30.5 million, a $10.0 million increase in accrued expenses, and a $11.2 million contribution from income taxes. Operating activities for 2007 provided cash of $45.3 million primarily reflecting net income of $2.4 million plus depreciation and amortization of $26.6 million, plus stock-based compensation of $6.0 million and $8.6 million from accounts receivable.

        Investing activities in 2009 used cash of $31.9 million primarily due to the acquisitions of Innovest and KLD for $24.7 million, and $7.1 million for capital expenditures. Investing activities for 2008 used cash of $11.5 million, primarily due to capital expenditures of $8.8 million, the acquisition of Applied4 and a payment for an intangible asset. Investing activities for 2007 used cash of $468.5 million, primarily due to the acquisitions of ISS and CFRA, which included the net liquidation of investments that provided us $68.1 million of cash, as well as capital expenditures of $11.1 million.

        Financing activities for 2009 provided cash of $8.1 million primarily from the exercise of stock options and related tax benefits of $10.3 million partially offset by $2.2 million in debt payments. Financing activities for 2008 provided cash of $74.4 million as a result of $197.4 million raised from our initial public offering and $5.9 million from stock option proceeds, $4.9 million of stock option tax benefits, partially offset by $132.1 million in debt payments and $1.6 million of equity offering expenses. Financing activities for 2007 provided cash of $413.6 million as a result of proceeds received from the incurrence of $440.0 million of indebtedness in connection with the ISS and CFRA acquisitions, partially offset by the repayment of $17.3 million in principal debt and $10.1 million in debt issuance costs.

Long Term Debt

        The Company's debt is comprised of a term loan facility and a $25.0 million revolving credit facility. As of December 31, 2009, $288.4 million of debt remains outstanding under the first lien loan and no indebtedness is outstanding under the revolving credit facility.The maturity date of the first lien term loan is December 2013. The terms of the indebtedness include various covenant compliance requirements, including maintaining certain Adjusted EBITDA earning levels, as defined in our credit facilities. The Company has pledged substantially all of its assets as collateral against the debt. Amounts paid under the term loans may not be re-borrowed.

        In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we changed the fixed/variable interest-rate mix of our debt portfolio. As of December 31, 2009, the interest rate swaps had notional amounts totaling $251.4 million and a fair value liability totaling $15.0 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the first lien term loan facility to 6.8% during the year ended December 31, 2009.

        As of December 31, 2009, we were in compliance with our credit agreement and we are not aware of any future events or transactions that will impact such compliance.

Commitments

        In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of December 31, 2009:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1–3 years	4–5 years	After 5 years
Debt, including estimated interest	$365,629	$22,576	$44,548	$298,505	$—
Interest rate swaps	14,982	9,815	5,167	—	—
Operating leases	23,796	7,097	11,993	3,491	1,215
Data and web hosting agreements	17,800	12,656	5,048	96	—
Deferred purchase price obligation(1)	954	221	477	256	—

Total(2)	$423,161	$52,365	$67,233	$302,348	$1,215

(1)
Obligation relates to prior acquisitions made by ISS.

(2)
Does not include $1.9 million of liabilities for uncertain tax liabilities. The timing of future cash flows associated with our liabilities for uncertain tax positions is highly uncertain and we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

Related Party Transaction

        In May 2008, we entered into a contract for the sale of Market Risk products to Duff Capital Advisors, which was subsequently terminated. Philip Duff, a director of the Company, was the founder, CEO and General Partner of Duff Capital Advisors, but is no longer employed by that firm. The contract was entered into in the normal course of business on terms that we believe were consistent with (and not preferential to) those provided to our other clients. We recognized $0.3 million and

$0.7 million in revenue from the Duff Capital Advisors contract for the years ended December 31, 2009 and 2008, respectively.

Effects of Recently Issued Accounting Pronouncements

        For a description of accounting changes and recent accounting pronouncement, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2, "Recent Accounting Pronouncements" in Item 8 of this Form 10-K.

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

Interest Rate Sensitivity

        To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of December 31, 2009, the interest rate swaps had notional amounts totaling $251.4 million and a fair value liability totaling $15.0 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate to 6.8% during the year ended December 31, 2009. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the year ended December 31, 2009 by approximately $0.4 million.

Exchange Rate Sensitivity

        We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At December 31, 2009, we had translation exposure to various foreign currencies including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollar currencies. The net potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates partially offset by a corresponding appreciation of the US dollar, as of December 31, 2009, amounts to $5.4 million.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2009, the Company's internal control over financial reporting was effective based on those criteria.

        Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

(c)   Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RiskMetrics Group, Inc.
New York, New York

        We have audited the internal control over financial reporting of RiskMetrics Group, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2010

Item 9B.    Other Information

None

Part III

        The information required by Item 10 (Directors, Executive Officers, Corporate Governance and Section 16a), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders which will be filed not later than 120 days after the close of our year ended December 31, 2009.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1.) Consolidated Financial Statements

        The Index to Consolidated Financial Statements under Item 8 on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

(a)(2.) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

	December 31, 2009, 2008 and 2007
Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at beginning of the period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of the period
	(Amounts in thousands)
Year Ended December 31, 2009
Allowance for doubtful receivables	583	364	—	487	460
Deferred tax asset valuation allowance	590	—	(33)	—	557
Year ended December 31, 2008
Allowance for doubtful receivables	405	516	—	338	583
Deferred tax asset valuation allowance	119	—	471	—	590
Year ended December 31, 2007
Allowance for doubtful receivables	265	134	6	—	405
Deferred tax asset valuation allowance	—	—	119	—	119

(a)(3.) Exhibits

Exhibit Number	Description
3.1	Form of Second Amended and Restated Certificate of Incorporation*
3.2	Form of Second Amended and Restated By-laws*
4.1	Specimen Common Stock Certificate*
10.1	First Lien Credit Agreement, dated as of January 11, 2007, among RiskMetrics Group Holdings, LLC, RiskMetrics Group, Inc., Bank of America, N.A. and the other lenders party thereto*
10.2	First Lien Guaranty, dated as of January 11, 2007, among each of the subsidiaries of RiskMetrics Group Holdings, LLC listed on the schedules thereto and Bank of America, N.A.*
10.3	First Lien Security Agreement, dated as of January 11, 2007, among RiskMetrics Group Holdings, LLC, the guarantors party thereto and Bank of America, N.A.*
10.4	Registrant's 2007 Omnibus Incentive Compensation Plan*
10.5	Registrant's 2004 Stock Option Plan*
10.6	Registrant's 2000 Stock Option Plan*
10.7	ISS Equity Incentive Plan*
10.8	Second Amended and Restated Stockholders Agreement, dated as of January 11, 2007, between Registrant and the stockholders party thereto*
10.9	Amended and Restated Investor Rights Agreement, dated as of January 11, 2007, between Registrant and the stockholders party thereto*
10.10	Datafeed License Agreement, dated October 27, 2003, between ISS and ADP Investor Communications Services, Inc.*
10.11	First Amendment to Datafeed License Agreement, dated as of January 3, 2005, between ISS and ADP Investor Communications Services, Inc.*
10.12
Agreement and Plan of Merger by and among RiskMetrics Group, Inc., RMG Holdco, Inc., RMG Merger Sub, Inc., ISS Merger Sub, Inc., and Institutional Shareholder Services Holdings, Inc., dated as of October 31, 2006*
21.1	Subsidiaries of RiskMetrics Group, Inc.**
23.1	Consent of Deloitte & Touche LLP**
31.1	Section 302 Certification of Principal Executive Officer**
31.2	Section 302 Certification of Principal Financial Officer**
32.1	Section 906 Certification of Principal Executive Officer**
32.2	Section 906 Certification of Principal Financial Officer**

*
Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-146167).

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 24th day of February, 2010.

RISKMETRICS GROUP, INC.
By:	/s/ M. ETHAN BERMAN M. Ethan Berman Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. ETHAN BERMAN M. Ethan Berman	Chief Executive Officer (Principal Executive Officer)	February 24, 2010
/s/ DAVID M. OBSTLER David M. Obstler	Chief Financial Officer (Principal Financial Officer)	February 24, 2010
/s/ ERIC DANIELS Eric Daniels	Global Controller (Principal Accounting Officer)	February 24, 2010
/s/ LOVIDA COLEMAN, JR. Lovida Coleman, Jr.	Director	February 24, 2010
/s/ PHILIP DUFF Philip Duff	Director	February 24, 2010
/s/ STEPHANIE HANBURY-BROWN Stephanie Hanbury-Brown	Director	February 24, 2010
/s/ RENE M. KERN Rene M. Kern	Director	February 24, 2010
/s/ CHRISTOPHER MITCHELL Christopher Mitchell	Director	February 24, 2010

Signature	Title	Date

/s/ FRANK NOONAN Frank Noonan	Director	February 24, 2010
/s/ LYNN PAINE Lynn Paine	Director	February 24, 2010
/s/ THOMAS RENYI Thomas Renyi	Director	February 24, 2010
/s/ STEPHEN THIEKE Stephen Thieke	Director	February 24, 2010
/s/ ROBERT TRUDEAU Robert Trudeau	Director	February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RiskMetrics Group, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of RiskMetrics Group, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RiskMetrics Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2010

RISKMETRICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands, except share amounts)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226,612	$170,799
Accounts receivable—net	38,534	42,319
Deferred tax assets	839	2,092
Income taxes receivable	10,139	4,562
Other receivables and prepaid expenses	4,144	5,666

Total current assets	280,268	225,438
Intangibles—net	135,359	148,340
Goodwill	326,247	308,613
Property and equipment—net	14,042	15,400
Deferred financing costs	4,188	5,227
Other assets	2,036	1,995

TOTAL ASSETS	$762,140	$705,013

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,337	$1,981
Accrued expenses	43,243	40,174
Debt—current portion	2,966	2,224
Deferred revenue—current portion	115,761	109,525
Other current liabilities	221	211

Total current liabilities	165,528	154,115
LONG-TERM LIABILITIES
Debt	285,430	288,395
Deferred tax liabilities	29,891	31,405
Deferred revenue	1,017	1,364
Other long-term liabilities	18,621	26,567

Total liabilities	500,487	501,846

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value—200,000,000 authorized; 63,324,880 and 61,673,960 issued and 63,081,726 and 61,430,806 outstanding at December 31, 2009 and 2008, respectively	633	617
Treasury stock—243,154 shares	(579)	(579)
Additional paid-in capital	451,110	431,781
Accumulated other comprehensive loss	(9,240)	(17,255)
Accumulated deficit	(180,271)	(211,397)

Total stockholders' equity	261,653	203,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$762,140	$705,013

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except share and per share amounts)

	2009	2008	2007
REVENUES	$303,361	$296,393	$240,301

OPERATING COSTS AND EXPENSES:
Cost of revenues	91,326	93,387	77,317
Research and development	43,456	41,593	31,142
Selling and marketing	29,521	33,202	35,420
General and administrative	39,603	37,422	29,654
Depreciation and amortization of property and equipment	8,349	8,779	7,419
Amortization of intangible assets	23,441	21,758	19,145
Impairment of goodwill and intangible asset	—	160,069	—
Loss on disposal of property and equipment	724	122	734

Total operating costs and expenses(1)	236,420	396,332	200,831

INCOME (LOSS) FROM OPERATIONS	66,941	(99,939)	39,470
INTEREST, DIVIDEND AND INVESTMENT INCOME (EXPENSE), NET:
Interest, dividend and investment income	570	2,567	1,564
Interest expense	(20,825)	(26,234)	(36,922)
Other expenses	—	(2,613)	—

Total interest, dividend, investment and other income (expense), net	(20,255)	(26,280)	(35,358)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	46,686	(126,219)	4,112
PROVISION FOR INCOME TAXES	15,560	10,700	1,711

NET INCOME (LOSS)	$31,126	$(136,919)	$2,401

INCOME (LOSS) PER SHARE:
Basic	$0.50	$(2.28)	$0.05

Diluted	$0.46	$(2.28)	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	62,020,616	59,970,438	46,380,175
Diluted	67,943,069	59,970,438	54,364,746

(1)
Includes stock-based compensation expense of:

	2009	2008	2007
Cost of revenue	$2,848	3,614	$2,001
Research and development	2,432	2,877	1,199
Selling and marketing	1,410	1,733	747
General and administrative	2,325	1,669	2,086

Total stock-based compensation	$9,015	9,893	$6,033

See notes to consolidated financial statements

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands, except share amounts)

	Common Shares
					Accumulated Other Comprehensive Loss
	Number of Shares Issued	Amount	Treasury Stock	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
BALANCE—January 1, 2007	52,859,460	$529	$(103)	$130,765	$(508)	$(74,185)	$56,498
Comprehensive income:
Net income	—	—	—	—	—	2,401	2,401
Foreign currency translation adjustment	—	—	—	—	(353)	—	(353)
Unrealized loss on cash flow hedge, net of deferred tax benefit of $4,585	—	—	—	—	(6,405)	—	(6,405)
Change in unrealized loss on investments	—	—	—	—	4	—	4

Total comprehensive loss	—	—	—	—	—	—	(4,353)
Retirement of outstanding treasury stock	(10,329,405)	(103)	103	—	—	—	—
Common shares issued upon exercise of options	1,538,133	15	—	5,929	—	—	5,944
Tax benefit associated with exercise of stock options	—	—	—	201	—	—	201
Stock-based compensation	—	—	—	6,033	—	—	6,033
Common shares issued in connection with acquisition of ISS (see Note 3)	2,774,351	28	—	42,398	—	—	42,426
Options exchanged in connection with acquisition of ISS (see Note 3)	—	—	—	16,331	—	—	16,331
Uncertain tax positions (impact of adoption)	—	—	—	—	—	(365)	(365)
Common shares issued in connection with the acquisition of CFRA (see Note 3)	1,008,113	10	—	16,624	—	—	16,634
Stock repurchased	—	—	(2)	(926)	—	(2,329)	(3,257)

BALANCE—December 31, 2007	47,850,652	$479	$(2)	$217,355	$(7,262)	$(74,478)	$136,092

Comprehensive loss:
Net loss	—	—	—	—	—	(136,919)	(136,919)
Foreign currency translation adjustment	—	—	—	—	(3,048)	—	(3,048)
Net unrealized loss on cash flow hedge, net of deferred tax benefit of $4,376	—	—	—	—	(6,945)	—	(6,945)

Total comprehensive loss	—	—	—	—	—	—	(146,912)
Common shares issued upon exercise of options	1,611,358	16	—	5,901	—	—	5,917
Tax benefit associated with exercise of stock options	—	—	—	4,861	—	—	4,861
Stock-based compensation	—	—	—	9,893	—	—	9,893
Issuance of common stock	147,766	1	—	(1)	—	—	—
Common shares recovered in connection with the acquisition of CFRA (Note 3)	—	—	(577)	—	—	—	(577)
Net proceeds from equity offering (Note 4)	12,064,184	121	—	193,772	—	—	193,893

BALANCE—December 31, 2008	61,673,960	617	(579)	431,781	(17,255)	(211,397)	203,167

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands, except share amounts)

	Common Shares
					Accumulated Other Comprehensive Loss
	Number of Shares Issued	Amount	Treasury Stock	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
Comprehensive income:
Net income	—	—	—	—	—	31,126	31,126
Foreign currency translation adjustment	—	—	—	—	3,229	—	3,229
Net unrealized gain on cash flow hedge, net of deferred tax of $2,544	—	—	—	—	4,786	—	4,786

Total comprehensive income	—	—	—	—	—	—	39,141
Common shares issued upon exercise of options (Note 14)	1,540,036	15	—	6,127	—	—	6,142
Tax benefit associated with exercise of stock options	—	—	—	4,188	—	—	4,188
Stock-based compensation	—	—	—	9,015	—	—	9,015
Issuance of common stock (Note 14)	110,884	1	—	(1)	—	—	—

BALANCE—December 31, 2009	63,324,880	$633	$(579)	$451,110	$(9,240)	$(180,271)	$261,653

	2009	2008	2007
Disclosure of realized loss:
Unrealized loss on cash flow hedge	$(2,052)	$(10,474)	$(6,058)
Realized gain (loss) for cash flow hedge settlement, net of tax benefit (Note 10)	(6,838)	(3,529)	347

Net unrealized gain (loss) on cash flow hedge	$4,786	$(6,945)	$(6,405)

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,126	$(136,919)	$2,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,349	8,779	7,419
Provision for bad debt	364	516	140
Amortization of intangible assets	23,441	21,758	19,145
Amortization and write-off of debt issuance costs	1,039	3,450	1,397
Impairment of goodwill and intangible asset	—	160,069	—
Stock-based compensation	9,015	9,893	6,033
Excess tax benefit associated with exercise of stock options	(4,188)	(4,861)	(201)
Loss on disposal of property and equipment	724	122	734
Decrease (increase) in deferred tax benefit	(910)	2,294	(1,115)
Changes in assets and liabilities (net of acquisitions):
Decrease (increase) in accounts receivable	6,504	(8,177)	8,599
Decrease (increase) in other receivables and prepaid expenses	1,805	192	(934)
Increase in other assets	(73)	(329)	(88)
Increase (decrease) in deferred revenue	1,618	10,863	(4,370)
(Decrease) increase in income and deferred taxes	(3,272)	11,211	2,561
Increase (decrease) in trade accounts payable	1,076	(4,029)	2,631
Increase in other accrued expenses and liabilities	589	10,016	996

Net cash provided by operating activities	77,207	84,848	45,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,107)	(8,795)	(11,091)
Cash paid to acquire Institutional Shareholder Services Inc. ("ISS") and related acquisition costs (net of cash acquired)	—	—	(471,764)
Payment of acquisition related costs incurred by ISS	—	—	(7,413)
Cash paid to acquire CFRA and related acquisition costs (net of cash acquired)	—	223	(45,946)
Cash paid to acquire Applied4	—	(1,860)	—
Cash paid to acquire Innovest (net of cash acquired)	(14,806)	—	—
Cash paid to acquire KLD (net of cash acquired)	(9,878)	—	—
Payment of deferred purchase price	(143)	(103)	(128)
Purchase of intangible asset	—	(1,000)	(250)
Purchase of investments	—	—	(21,289)
Proceeds from sale of investments	—	—	89,364

Net cash used in investing activities	(31,934)	(11,535)	(468,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	—	—	440,000
Repayment of debt	(2,224)	(132,131)	(17,250)
Payment of debt issuance costs	—	—	(10,074)
Principal payments on capital lease obligations	—	(26)	(23)
Gross proceeds from equity offering (Note 4)	—	197,400	—
Equity offering expenses	—	(1,581)	(1,928)
Excess tax benefit associated with exercise of stock options	4,188	4,861	201
Proceeds from exercise of stock options	6,142	5,917	5,944
Repurchase of stock	—	—	(3,257)

Net cash provided by financing activities	8,106	74,440	413,613

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,434	(4,409)	(302)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,813	143,344	(9,858)
CASH AND CASH EQUIVALENTS—Beginning of year	170,799	27,455	37,313

CASH AND CASH EQUIVALENTS—End of year	$226,612	170,799	$27,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17,443	$22,475	$35,973

Cash paid (refunded) for taxes	$19,375	$(3,609)	$(50)

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to purchase ISS	$—	$—	$42,426

Issuance of stock options to purchase ISS	$—	$—	$16,331

Retirement of treasury stock	$—	$—	$103

Tax benefit associated with exercise of ISS stock options	$364	$631	$3,463

Issuance of common stock to purchase CFRA	$—	$(577)	$16,634

See notes to consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

        Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of RMG and its wholly owned-subsidiaries which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

        Management Estimates and Assumptions—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, the fair value of acquired assets and liabilities, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the consolidated financial statements and related disclosures.

        Foreign Currency Translation—The Company has foreign subsidiaries where the functional currency has been determined to be the local currency. Assets and liabilities are translated using end of period exchange rates; revenues, expenses, and cash flows are translated using average rates of exchange. These currency translation effects are accumulated as part of other comprehensive income in stockholders' equity. Gains and losses from foreign currency transactions are included in the

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

consolidated statements of operations. Translation gains and losses related to long-term and permanently invested intercompany balances are recorded in accumulated other comprehensive income. The Company does not engage in foreign currency hedging.

        Cash and Cash Equivalents—The Company considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents.

        Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized and is evaluated for impairment using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that impairment may have occurred. The first step is a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flows (See Note 7).

        Intangible assets, including acquired technology, customer relationships, certain trade names, proprietary process, and non-compete agreements arising principally from acquisitions, are recorded at cost less accumulated amortization and the finite-lived intangibles are amortized using the straight line method over the estimated useful life of the intangible asset. Intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to an annual impairment test or are tested whenever events or circumstances indicate impairment may have occurred. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value (See Note 7).

        The goodwill acquired in business acquisitions is not amortized. Acquired intangibles are carried at cost less accumulated amortization. At December 31, 2009, intangible assets are amortized over the following estimated lives:

Acquired technology	5 years
Customer relationships	7–11 years
Covenants not to compete	1–3 years
Proprietary process	5–7 years
Trade names	1–10 years
Customer contracts	1 year
Other intangibles	4 years

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Property and Equipment and Related Depreciation and Amortization—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the life of the asset or the term of the related lease. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred.

        The Company capitalizes certain acquisition and development costs of computer software developed or obtained for internal use. Capitalization begins when the preliminary project stage is complete. Capitalization ceases when the internal use software is substantially complete and ready for its intended use. Once the project is complete and available for intended use, the Company amortizes these costs over a three-year period.

        During the years ended December 31, 2009 and 2008, $1,053 and $1,629 of internal software development costs have been capitalized and amortization expense of $1,720, $1,387 and $681 was recorded for internally developed software for the years ended December 31, 2009, 2008 and 2007, respectively.

        Depreciation and Amortization of Property and Equipment.    Depreciation and amortization of property and equipment in the consolidated statements of operations includes depreciation of internal use software, computer and related equipment, furniture and fixtures and telecommunications equipment, which is recorded on a straight-line basis over the respective useful life of the related asset. Depreciation and amortization of property and equipment also includes the amortization of leasehold improvements which are amortized over the shorter of the term of the lease or the assets' useful life and the amortization of capitalized software costs.

        Amortization of Intangible Assets.    Amortization of intangible assets includes the amortization of finite life intangibles such as acquired technology, customer relationships, proprietary processes, certain trade names, customer contracts and non-compete agreements.

        Impairment of Long-Lived Assets—Long-lived assets of the Company (other than deferred tax assets) including furniture and fixtures, equipment, internal use software and leasehold improvements, trade names and other finite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. In connection with such review, the Company also re-evaluates the periods of depreciation and amortization for these assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

        Derivative Instruments—The Company's derivative instruments are recorded at fair value. Changes in fair value of derivatives that have been designated as cash flow hedging instruments are included in "Unrealized gains (losses) on cash flow hedge" as a component of other comprehensive income (loss)

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

in the accompanying consolidated statements of changes in stockholders' equity to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of derivatives that are not designated as hedging instruments will be included in the consolidated statements of operations.

        Revenue Recognition—The majority of the Company's revenues are generated from contracted annual subscriptions, for which the Company receives licensing fees from clients who utilize services. Depending on the service offering, the services are available through a variety of delivery options, including hosted web applications, fully-outsourced managed services, and local software installation. Revenues are recognized on a straight line basis over the term of the subscription period which is typically one year.

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

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

contracts include automatic renewal provisions under existing contract terms. Reserves for possible losses on subscription service, if any, are recognized when determined.

        A portion of the Company's revenues are derived from non-subscription services including implementation, Compensation Advisory Services and overages related to Proxy Research and Voting services. Revenues from implementation are recognized as the services are provided and other non-recurring revenues are recognized over the service period or upon delivery of the required service.

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

        Fair Value of Financial Instruments—The carrying value of the Company's cash, accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short-term nature of these items. The carrying value and estimated fair value of the Company's debt based on prevailing interest rates as of December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008
Carrying value	$288,395	$290,619
Estimated fair value	$278,000	$253,000

        Concentration of Risk—The Company's customers are primarily commercial organizations headquartered in the United States, Canada, Europe, Asia, the Middle East, and Africa.

        Accounts receivable are generally unsecured and are due in accordance with payment terms included in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contracted payment terms are considered past due. The Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the customer's current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed uncollectible.

        No customer comprised more than 10% of consolidated revenues during the years ended December 31, 2009, 2008 and 2007.

        Cost of Revenues—Costs of revenues include costs related to production of proxy research and voting, web hosting, data, account management, implementation and systems operations and transactional foreign exchange gains and losses. Costs in this area consist primarily of staff compensation and related costs and payments to third party vendors, including third party web hosting and data providers.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        General and Administrative—General and administrative expenses consist of expenses for finance, administration, legal, audit and accounting, human resources and information technology personnel. Costs in this area primarily consist of staff compensation and related expenses, legal costs, insurance costs, accounting fees and other professional services fees.

        Income Taxes—The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. To the extent needed, the Company records valuation allowances against its deferred tax assets, if it determines it is not more likely than not that the assets will be utilized in the future.

        The tax effects of an uncertain tax position taken or expected be taken in income tax returns are recognized only if it is "more likely-than-not" to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes the benefit of an uncertain tax position in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense (see Note 11).

        Accounting for Stock-Based Compensation—Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award's vesting period. The Company measures the fair value of options to purchase its common stock on the date of grant using a Black-Scholes option-pricing model. The Company recognized compensation for unvested awards under the graded vesting method for options granted prior to January 1, 2006, and the Company will continue to do so for such grants. For all grants made subsequent to December 31, 2005, the Company recognizes compensation cost under the straight-line method.

        Determining the fair value of stock options required the Company to make several estimates, including the volatility of its stock price, the expected life of the option, and interest rates. Prior to

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

January 25, 2008, the Company was not a publicly traded company, and had limited historical information on the price of its common stock. Because of this limitation, the Company cannot solely rely on its historical experience alone to develop assumptions for stock price volatility. Accordingly, the Company also utilizes estimated stock-price volatility with reference to a peer group of companies. Determining the companies to include in this peer group involves judgment and the use of different assumptions in the Black-Scholes model would result in different amounts of stock-based compensation expense. The expected life of the options is based on internal studies of historical experience and projected exercise behavior of employees based on the Company's future prospects. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.

        The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards that are expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in each reporting period and may change based on new facts and circumstances.

        The actual income tax benefit recorded relating to the exercise of stock options was $4,188, $4,861 and $201 for the years ended December 31, 2009, 2008 and 2007, respectively, and is classified as an operating cash outflow and financing cash inflow in the consolidated statements of cash flows.

        Contingencies—Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management's judgment,

        Debt Issuance Costs—Loan fees and other costs incurred in connection with the issuance of long-term debt are deferred and amortized over the term of the related loan using the effective interest method. Such amortization is reported as a component of interest expense. If debt is repaid prior to the full amortization of the related issuance costs, the remaining balance of such issuance costs is recoded as interest expense in the Company's consolidated statements of operations.

Effects of Recently Issued Accounting Pronouncements

  Fair Value Measurement

        In September 2006, the Financial Accounting Standards Board ("FASB") amended its guidance for fair value measurement which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB amended its guidance which provided a one year deferral of the effective date for fair value measurement for non-financial assets

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

and liabilities (such as goodwill), except those that are recognized or disclosed in the Company's financial statements at fair value at least annually. Accordingly, we adopted this guidance for our financial assets and liabilities recognized or disclosed at fair value on a recurring basis effective January 1, 2008. We adopted this guidance for non-financial assets and liabilities effective January 1, 2009. The Company's financial assets measured at fair value on a recurring basis consist of derivative instruments (see Note 10).

  Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB amended its guidance providing companies with an option to report selected financial assets and liabilities at fair value. The objective of the guidance is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. U.S. GAAP required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The guidance helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which may reduce the need for companies to comply with detailed rules for hedge accounting. The guidance also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. This guidance requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of these assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company adopted the guidance for fair value option for financial assets and financial liabilities on January 1, 2008, but did not elect the fair value option for any qualifying financial instruments presented in the consolidated financial statements.

  Accounting for Business Combinations and Noncontrolling Interests

        In December 2007, the FASB amended its authoritative guidance for business combinations and noncontrolling interests in consolidated financial statements. Effective January 1, 2009, the Company adopted the amended guidance. These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The Company accounted for the acquisitions of Innovest Strategic Advisors ("Innovest") and KLD Research & Analytics, Inc. ("KLD") in accordance with this amended guidance (see Note 3).

  Disclosures for Derivative Financial Instruments

        In March 2008, the FASB amended its guidance for disclosures about derivative instruments and hedging activities. On January 1, 2009 the Company adopted this amended guidance for its disclosures about derivative instruments and hedging activities and has included the required disclosures regarding the fair value of derivative instruments in Note 10.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

  Subsequent Events

        In May 2009, the FASB issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. On June 30, 2009, the Company adopted the authoritative guidance for subsequent events. Such adoption did not have a material impact on the Company's consolidated financial statements.

  Multiple-Deliverable Revenue Arrangements

        In October 2009, the FASB issued new accounting guidance for revenue arrangements with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011, however earlier adoption is permitted. We are currently assessing the impact the guidance may have on our consolidated financial statements upon adoption on January 1, 2011.

3. ACQUISITIONS

  ISS Acquisition

        On January 11, 2007, the Company acquired all of the outstanding capital stock of ISS for approximately $542.8 million. The purpose of the acquisition was to broaden the types of services the Company could offer its clients. The acquisition has been accounted for as a purchase and the operating results of ISS have been included in the consolidated financial statements since the date of acquisition.

        The aggregate consideration paid for the acquisition is as follows:

Cash paid	$482,718
Fair value of 2,774,351 shares of common stock issued	42,426
Fair value of stock options exchanged (1,396,000 shares underlying the stock options)	16,331
Transaction costs	1,296

Total purchase consideration	$542,771

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

        The goodwill and liabilities assumed were adjusted during the year ended December 31, 2008 to reflect certain liabilities for uncertain tax positions of ISS (see Note 7).

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

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

        The purchase price for ISS was determined based on an auction whereby several companies arrived at a market price for the purchase of ISS. The Company believes the purchase price reflects the financial prospects of the existing business as well as the significant opportunities for revenue growth, cost savings and other synergies, including the ability to cross-sell to one another's clients, and offer more comprehensive and diverse services. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset and is therefore reflected as goodwill. The amounts allocated to intangible assets and acquired technology was attributed to the following categories and estimated useful lives at the time of acquisition:

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

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

        During 2008, the Company completed an internal study which determined certain sales tax liabilities are payable in connection with both the pre-acquisition and post-acquisition operational activity of CFRA. As a result, the Company entered into a voluntary agreement with the local taxing authority and agreed to pay a maximum and probable cost of $1,836, of which $1,438 relates to pre-acquisition activity. The Company has recovered $800 pursuant to an escrow agreement with the former equity owners of CFRA, comprised of $223 in cash and $577 in shares of the Company's common stock, and has recorded the recovery as a reduction to the CFRA purchase price.

        During the year ended December 31, 2008 the Company recognized an impairment charge for goodwill and an intangible asset related to ISS and CFRA (see Note 7).

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

  Innovest Acquisition

        On March 2, 2009, the Company acquired all of the outstanding common stock of Innovest for $16.0 million in cash. Innovest is an international investment research and advisory firm specializing in analyzing "non-traditional" drivers of risk and shareholder value, including companies' performance on environmental, social and strategic governance issues. The purpose of this acquisition is to enhance the product offerings and services the Company may offer its customers in assessing risk within the environmental, social and governance sectors. The purchase of Innovest has been accounted for using the acquisition method, and the operating results of Innovest have been included within the ISS segment in the consolidated financial statements since the date of its acquisition.

        The aggregate consideration paid for the acquisition is as follows:

Total cash purchase consideration	$15,996
Less: cash acquired	1,190

Total cash paid	$14,806

        The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based on management's estimates:

Cash	1,190
Accounts receivable	1,256
Property and equipment and non-current assets	259
Deferred tax assets	1,745
Intangible assets	5,780
Goodwill	10,351

Total assets acquired	20,581
Accounts payable	(18)
Accrued expenses and other current liabilities	(633)
Deferred tax liability	(2,289)
Deferred revenue	(1,645)

Net assets acquired	$15,996

Goodwill	10,351
Identifiable intangible assets	5,780
Net liabilites assumed	(135)

Total purchase consideration	$15,996

        The Company recorded a deferred tax liability representing the difference between the estimated book and tax basis of the net assets acquired. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill, which is not expected to be deductible for tax purposes. The Company recorded a deferred tax asset for acquired net operating losses which are expected to be utilized over a period of approximately 6 years.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

        Revenue included in the consolidated statements of operations for the year ended December 31, 2009 pertaining to Innovest was approximately $5.6 million, and net earnings were not significant.

        The Company incurred acquisition related expenses of $0.2 million in connection with the acquisition and such costs are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2009. In addition, the purchase consideration was reduced by $0.2 million of employee severance costs and during the year ended December 31, 2009, the Company incurred a total of $0.5 million of employee severance costs as a result of reorganizing the ISS business due to the Innovest acquisition. Such expenses have been included in general and administrative expenses in the accompanying consolidated statements of operations.

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

  KLD Acquisition

        On October 30, 2009, the Company acquired all of the outstanding capital stock of KLD Research & Analytics, Inc. ("KLD") for approximately $9.9 million in cash, including a working capital adjustment. KLD is an independent investment research firm providing management tools to professionals integrating environmental, social and governance factors (ES&G) into their investment decisions. The purpose of this acquisition is to enhance the product offerings and services the Company may offer its customers in assessing risk within the environmental, social and governance sectors. The purchase of KLD has been accounted for using the acquisition method, and the operating results of KLD have been included within the ISS segment in the consolidated financial statements since the date of its acquisition.

        The aggregate consideration paid for the acquisition is as follows:

Total cash purchase consideration	$9,881
Less: cash acquired	3

Total cash paid	$9,878

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

        The following table summarizes the amounts allocated to the acquired assets and liabilities assumed based on management's estimates:

Cash	3
Accounts receivable	763
Other receivables and prepaid expense	124
Property and equipment and non-current assets	85
Intangible assets	4,680
Goodwill	7,647

Total assets acquired	13,302
Accounts payable	(182)
Accrued expenses and other current liabilities	(639)
Deferred revenue	(2,600)

Net assets acquired	$9,881

Goodwill	7,647
Identifiable intangible assets	4,680
Net liabilities assumed	(2,446)

Total purchase consideration	$9,881

        Revenue included in the consolidated statements of operations for the year ended December 31, 2009 pertaining to KLD was approximately $1.1 million, and net earnings were not significant.

        The Company incurred acquisition related expenses of $0.2 million in connection with the acquisition and such costs are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2009. In addition, the purchase consideration was reduced by $0.5 million of employee severance costs. Such expenses have been included in general and administrative expenses in the accompanying consolidated statement of operations.

        The purchase price for KLD was determined based on a valuation of market value comparables and future projections of discounted cash flows. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset and is therefore reflected as goodwill within the ISS segment. The amounts and useful lives allocated to intangible assets were as follows:

Customer relationships	$2,990	10 years
Covenant not to compete	150	2 years
Trade name	370	2 year
Customer contracts	510	1 year
Proprietary process	420	5 years
Other intangible assets	240	4 years

Total intangible assets	$4,680

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

3. ACQUISITIONS (Continued)

        The purchase price allocation for KLD is not complete as the acquisition occurred in October 2009 and the Company is still in the process of reviewing the valuation of assets and liabilities acquired.

        The following table summarizes unaudited proforma financial information for the years ended December 31, 2009 and 2008 assuming the Innovest and KLD acquisitions had occurred on January 1, 2008.

	Years ended December 31,
	2009	2008
Revenues	$310,131	$310,143
Income from operations	66,347	(100,356)
Net income	30,611	(136,931)
Net income per share:
Diluted	$0.45	$(2.28)

        These unaudited proforma results are intended for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the Innovest and KLD acquisitions been in effect at the beginning of the periods presented.

4. INITIAL PUBLIC OFFERING

        In January 2008, the Company completed an initial public offering of 16,100,000 shares of common stock, which included 4,035,816 shares sold by selling stockholders and 2,100,000 shares to cover over-allotments, which was exercised in full in January 2008. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. Net proceeds from the offering, including the exercise of the underwriters' allotment, were $193.9 million, after deducting underwriting discounts and commissions and approximately $3.5 million of offering expenses, of which $1.6 million and $1.9 million were paid during the years ended December 31, 2008 and 2007, respectively. The Company utilized a portion of the proceeds to prepay the entire outstanding indebtedness under the Company's second loan lien credit facility (See Note 9).

5. ACCOUNTS RECEIVABLE

        Unbilled accounts receivable represents revenue that has been earned based on services performed; however, billing has yet to commence under contractual terms of the arrangement. Accounts receivable as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Billed	$36,823	$42,150
Unbilled	2,171	752

Total	38,994	42,902
Less allowance for doubtful accounts	(460)	(583)

Accounts receivable, net	$38,534	$42,319

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

6. PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2009 and 2008 consist of the following:

	Estimated Useful Life	2009	2008
Cost:
Hardware	3 years	$12,523	$20,867
Internal use software	3–4 years	9,071	12,790
Telecommunications equipment	5 years	973	837
Furniture and fixtures	7 years	3,002	2,384
Leasehold improvements	Shorter of the term of the lease or life of the asset	6,306	6,248

		$31,875	43,126
Less accumulated depreciation and amortization		(17,833)	(27,726)

Property and equipment—net		$14,042	$15,400

        Depreciation expense recorded for the years ended December 31, 2009, 2008, and 2007 was $7,265, $7,935 and $6,958, respectively. Amortization expense of leasehold improvements for the years ended December 31, 2009, 2008 and 2007 was $1,084, $844 and $461, respectively.

        In 2007, the Company abandoned a software project and wrote-off certain assets in our London office, which resulted in a total loss on disposal of $732. In 2009, the Company also wrote off $433 of internal use software development costs which became obsolete due to the launch of a new ISS product offering.

7. GOODWILL AND INTANGIBLE ASSETS

  Intangible Assets

        Intangible assets as of December 31, 2009 and 2008 consist of the following:

	2009
	Useful Lives	Gross	Amortization	Net
Customer relationships	7–11 years	$135,440	$(36,629)	$98,811
Acquired technology	5 years	27,123	(15,405)	11,718
Covenant not to compete	1–3 years	1,800	(1,263)	537
Proprietary processes	5–7 years	9,600	(3,128)	6,472
Trade names	1–10 years	24,320	(7,265)	17,055
Other intangibles	4 years	240	(10)	230
Customer contracts	1 year	1,180	(644)	536

Total		$199,703	$(64,344)	$135,359

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

	2008
	Useful Lives	Gross	Amortization	Net
Customer relationships	7–11 years	$128,150	$(23,751)	$104,399
Acquired technology	5 years	27,123	(10,013)	17,110
Covenant not to compete	1–3 years	1,500	(771)	729
Proprietary processes	5–7 years	8,870	(1,795)	7,075
Trade names	1–10 years	23,600	(4,573)	19,027

Total		$189,243	$(40,903)	$148,340

        In 2008, the Company determined that the useful life of an ISS product tradename should be changed from indefinite life to a finite life tradename with an estimated useful life of 8 years. The change resulted due to the Company beginning an integration plan, to transition the product tradename into the RiskMetrics tradename or a new tradename which reduced its expected useful life. The Company recorded a $5.9 million impairment charge for the product tradename which represented the difference between the fair value of the product tradename and related book value at the date of change. Such charge has been included in the impairment of goodwill and intangible asset caption within operating expenses on the accompanying consolidated statement of operations for the year ended December 31, 2008. As of December 31, 2009 and 2008, the $800 gross fair value of the product tradename is included in finite live tradenames and will be amortized over its remaining useful life.

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

        Annual amortization expense, which is based on the values of intangibles and their useful lives, for the next five years, is expected to be as follows:

2010	$23,731
2011	22,718
2012	17,611
2013	17,331
2014	15,801

  Goodwill

        All of the Company's goodwill is related to the ISS reporting unit which is also a reportable segment. The Company completed the first step of its 2008 annual goodwill evaluation as of October 1, 2008 which indicated the carrying value of the ISS reporting unit exceeded its fair value. The fair value of the ISS reporting unit was determined using a combination of present value techniques, including a discounted cash flow, as well as fair values of comparable businesses. The decrease in fair value of the ISS reporting unit was primarily a result of the negative equity market conditions which caused a material decline in industry market multiples in the second half of 2008. The Company re-evaluated the fair value of the ISS reporting unit as of December 31, 2008 and noted a further decline in the fair value of the ISS reporting unit due to further declines in comparable market value multiples. Accordingly, the Company completed the second step of the goodwill evaluation in order to determine

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

the implied fair value of ISS goodwill by performing a purchase price allocation as if ISS had been acquired on December 31, 2008. Based on the results of the fair value analysis, the carrying amount of ISS goodwill exceeded the implied value of goodwill and the difference of $154.2 million was recorded as a goodwill impairment charge during the year ended December 31, 2008.

        Goodwill changed during the years ended December 31, 2009 and 2008 as follows:

	2009	2008
Balance as of January 1,
Goodwill	$462,782	$460,951
Accumulated impairment losses	(154,169)	—

	308,613	460,951
Tax benefit on exercise of ISS acquisition stock options	(364)	(631)
CFRA sales tax liability (Note 3)	—	638
Adjustment of acquired ISS deferred and income taxes	—	1,824
Impairment loss	—	(154,169)
Goodwill from Innovest & KLD acquisitions	17,998	—

	326,247	308,613

Balance as of December 31,
Goodwill	480,416	462,782
Accumulated Impairment Losses	(154,169)	(154,169)

	$326,247	$308,613

8. ACCRUED EXPENSES

        Accrued expenses as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Accrued compensation and related tax	$31,543	$29,492
Accrued data and web hosting expenses	1,160	1,907
Accrued travel and entertainment	389	393
Accrued professional fees	1,318	1,392
Current portion of deferred rent	203	273
Interest payable	2,170	—
Other accrued expenses	6,460	6,717

	$43,243	$40,174

9. DEBT

        In conjunction with the purchase of ISS on January 11, 2007, a subsidiary of the Company obtained $450 million of debt, of which $425 million was borrowed to complete the acquisition. The debt is comprised of two term loan facilities and a revolving credit facility. As of December 31, 2009, $288.4 million of debt remains outstanding under the first lien loan and no indebtedness remain

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

9. DEBT (Continued)

outstanding under the second lien term loan or revolving credit facility. The maturity date for the first lien term loan is December 2013.

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

        The second lien term loan facility was for $125 million and accumulated interest based on, at the option of the Company at: (a) the LIBOR rate plus a margin of 5.50%, or (b) the higher of (i) the Federal Funds Effective Rate plus 5.0% and (ii) Bank of America's "prime rate," plus a margin of 4.50%. In January 2008, the Company utilized a portion of proceeds from the initial public offering to prepay the entire outstanding indebtedness under the second lien loan, in the amount of $125.0 million. In addition, the Company paid a 1% prepayment penalty fee, or $1.25 million, upon repayment as set forth in the credit agreement, which has been included in other expenses for the year ended December 31, 2008, in the accompanying consolidated statements of operations. In conjunction with the repayment of the second lien term loan during the year ended December 31, 2008, the Company reduced the notional amount of the interest rate swap by $19.3 million, which resulted in other expense of $1.4 million in 2008 (Note 10).

        The effective interest rate on the Company's debt, after considering the impact of interest rate swaps, was 6.8% and 7.4% for the year ended December 31, 2009 and 2008, respectively.

        In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts of the first lien credit facility in quarterly installments of $741. Furthermore, the Company is required to make a mandatory payment equal to each year's excess cash flow depending on leverage ratios, as defined in the first lien term loan facility, within five days of delivery of audited financial statements. Based on the Company's consolidated leverage ratio as of December 31, 2009, no future excess cash flow payments would be required as long as that ratio is maintained. The Company is required to repay the aggregate principal remaining on the first lien term loan facility on the maturity date. The Company may voluntarily prepay the first lien credit facilities in whole or in part without penalty.

        Scheduled repayments of balances outstanding as of December 31, 2009 are as follows:

2010	2,966
2011	2,966
2012	2,966
2013	279,498

$288,396

        The Company has guaranteed the payment and performance of the credit facilities. The Company has pledged substantially all of its assets as collateral against the debt. The restrictive covenants set forth in the credit facilities restrict the Company from, among other things: permitting liens on its

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

9. DEBT (Continued)

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

        The credit facilities include certain covenants related to the delivery of financial results, maintenance of properties and insurance, consolidated leverage ratio limitations and limitations of capital expenditures. Upon the occurrence of an event of default under the credit facilities, the lenders may require that all amounts outstanding be repaid immediately and terminate the Company's ability to make further borrowings and foreclose on the collateral. Events relating to non-payment of amounts due under the credit facilities; breach of covenants; misrepresentation; insolvency of the Company; certain ERISA events; inability to pay the debts; change of control; invalidity of loan documents; certain judgments against any parties; cross-default; and failure of collateral agreements to be in effect are considered to be events of default after the passage of time or notice or both. As of December 31, 2009, we were in compliance with our credit agreements, and we are not aware of any future events or transactions that will impact such compliance.

        The Company incurred debt issuance costs of $10,074, which have been recorded on the accompanying consolidated balance sheet. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense on the accompanying statement of operations. In conjunction with the prepayment of the second lien loan during the year ended December 31, 2008, the Company wrote-off debt issuance costs of $2,377. The following table summarizes amortization of debt issuance costs, including the write-off of debt issuance costs, in the accompanying consolidated statements of operations:

	Years Ended December 31,
	2009	2008	2007
Amortization of debt issuance costs (including write-offs)	$1,039	$3,450	$1,397

10. FAIR VALUE OF DERIVATIVE INSTRUMENTS

        The Company utilizes market data or assumptions that the Company believes market participants would use in pricing a financial asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

10. FAIR VALUE OF DERIVATIVE INSTRUMENTS (Continued)

in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount to determine the estimated fair value of its financial instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2009, the Company had interest rate swap agreements which are valued using level 2 inputs as shown in the following table:

		Fair value at December 31, 2009, using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap liability	$14,981	$—	$14,981	$—

Total	$14,981	$—	$14,981	$—

        In February 2007, the Company entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company changed the fixed/variable interest-rate mix of its debt portfolio. The agreements effectively convert floating-rate debt into fixed-rate debt over the maturity life of the debt. This reduces the Company's risk of incurring higher interest costs in periods of rising interest rates and increases the Company's risk of paying higher interest costs in periods of decreasing interest rates. The interest rate swap agreements adjusted the Company's weighted average effective interest rate, which resulted in a gain (loss) being recorded in interest expense in the accompanying consolidated statements of operations.

        The Company's interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company's debt (see Note 9). As of December 31, 2009 and 2008, the swap agreements had a notional amount of $251,363 and $279,375, respectively. As of December 31, 2009 and 2008, the swap agreements had a fair value liability of $14,981 and $22,311, respectively, which is included in other long-term liabilities on the accompanying consolidated balance sheets.

        In conjunction with the prepayment of the second lien term loan during the year ended December 31, 2008 (Note 9), the Company reduced the notional amount of the interest rate swap by $19,300 in order to hedge the remaining debt outstanding. The reduction of the notional amount cost $1,364 and has been included in other expenses on the accompanying consolidated statement of operations for the year ended December 31, 2008.

        The notional amount of the swap amortizes over the life of the debt and results in gains and losses being recognized in interest expense in the accompanying consolidated statements of operations. The gain (loss) from the amortization and reduction of the swap agreement is summarized in the following table:

	Years Ended December 31,
	2009	2008	2007
Gain (loss) from swap agreement	$(11,029)	$(5,881)	$595

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

10. FAIR VALUE OF DERIVATIVE INSTRUMENTS (Continued)

        These hedges of interest rate risk relating to the Company's debt have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings. Effective gains and losses have been included in the unrealized gain (losses) on cash flow hedges as a component of other comprehensive income (loss), net of tax.

11. INCOME TAXES

  Income taxes

        The components of income (loss) before provision for income taxes are as follows:

	2009	2008	2007
Domestic	$26,404	$(139,341)	$(1,423)
Foreign	20,282	13,122	5,535

Total	$46,686	$(126,219)	$4,112

        The components of the provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Federal:
Current	$8,885	$164	$38
Deferred	(1,385)	2,322	(724)

	7,500	2,486	(686)

State:
Current	1,109	1,682	53
Deferred	334	(3)	(44)

	1,443	1,679	9

Foreign:
Current	6,476	6,560	2,735
Deferred	141	(25)	(347)

	6,617	6,535	2,388

Total	$15,560	$10,700	$1,711

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

        Deferred tax assets (liabilities) as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Current:
Net operating loss carryforwards	$435	$1,210
Accounts receivable	175	305
Foreign tax credits, net of tax on unremitted earnings	—	915
R&D credits	—	439
Prepaid expenses, accrued expenses and other	229	(187)

Net current deferred tax assets before valuation allowance	839	2,682

Valuation allowance	—	(590)

Net current deferred tax assets	839	2,092

Long-term:
Intangibles, including capitalized development costs	(44,124)	(44,298)
Tax on unremitted foreign earnings	(1,134)	—
Other liabilities	(119)	—
Capital loss	69	66
Deferred rent	330	437
Deferred revenue	400	(405)
Net operating loss carryforward	1,851	—
Property and equipment	2,492	571
Stock based compensation	4,923	3,702
Unrealized loss on cash flow hedge	5,978	8,522

Net long-term deferred tax liabilities before valuation allowance	(29,334)	(31,405)

Valuation allowance	(557)	—

Net long-term deferred tax liabilities	(29,891)	(31,405)

Net deferred tax liabilities	$(29,052)	$(29,313)

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

        The expected tax provision calculated at the statutory federal rate differs from the actual provision for the years ended December 31, 2009, 2008, and 2007 as a result of the following:

	For years ended December 31,
	2009	2008	2007
Tax provision, at U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income tax expense (benefit), net of U.S. federal taxes	2.0	(0.9)	0.1
Non-deductible stock option expense	1.1	(0.4)	23.2
Research and development credit	(2.6)	0.4	(11.3)
Rate differential on foreign earnings	(2.0)	0.5	(9.3)
Goodwill impairment	—	(42.8)	—
Other	(0.2)	(0.3)	3.9

Net tax provision	33.3%	(8.5)%	41.6%

        As of December 31, 2009, the Company had $3,672 of U.S. federal net operating losses available. The net operating losses carryforwards are limited to annual usage of $878 and it is the Company's expectation that it will fully utilize the net operating loss carry forwards in their entirety before they begin to expire in 2020. The Company also has state net operating loss carryforwards in various jurisdictions with respect to both ISS and Innovest that expire through 2021. As of December 31, 2009 foreign net operating loss carryforwards approximated $709 (tax effected) and valuation allowances were recorded against all but approximately $152 (tax effected) of these NOL's.

  Uncertain tax positions

        As of December 31, 2009, the Company's unrecognized tax benefits totaled $1,889, all of which would favorably impact the Company's effective tax rate, if recognized. Interest and penalties accrued during the years ended December 31, 2009, 2008 and 2007 were not significant.

        The Company's tax returns for 2006-2008 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to international and state taxing jurisdictions. Currently, the Company or its subsidiaries have been selected for audit by the Internal Revenue Service for 2006 and 2007, and Canada Revenue Agency for 2005 and 2006. As of December 31, 2009 and 2008, $280 and $457 were accrued for the payment of interest and penalties, respectively. No significant changes in uncertain tax positions are expected in the next twelve months.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

11. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2007	$1,098
Additions based on tax positions related to the current year	109
Additions for tax positions of prior years	74
Reductions for tax positions of prior years	(92)

Balance as of December 31, 2007	1,189
Additions based on tax positions related to the current year	174
Additions for tax positions of prior years	843
Reductions for tax positions of prior years	(189)

Balance as of December 31, 2008	2,017
Additions based on tax positions related to the current year	325
Additions for tax positions of prior years	361
Reductions for tax positions of prior years due to lapse of applicable statue of limitations	(814)

Balance as of December 31, 2009	$1,889

12. COMMITMENTS AND CONTINGENCIES

        The Company is committed to unrelated parties for the rental of office space under operating leases. As of December 31, 2009, minimum future rental payments under non-cancellable operating leases are as follows:

2010	$7,097
2011	6,830
2012	5,163
2013	2,460
2014	1,031
Thereafter	1,215

Total minimum lease payments	$23,796

        Rent expense on leases was $8,055, $8,488 and $6,689 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company had collateralized its obligations to a lessor by pledging $1,819 and $1,599 in cash deposits classified as other assets on the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.

        During the years ended December 31, 2009 and 2008, the Company incurred lease exit costs of $828 and $465, respectively as a result of relocating office locations. Such expenses have been included in general and administrative expenses in the accompanying statement of operations.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        As a result of free rent periods, lease inducements and escalation clauses of operating leases, deferred rent balances of $1,152 and $1,488 are included in other long term liabilities and $203 and $273 of current liabilities are included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.

        Data and Web Hosting Agreements—The Company has entered into agreements with other vendors to supply the Company with data and web hosting. The aggregate minimum payments with respect to these data and web hosting agreements as of December 31, 2009, are as follows:

2010	$12,656
2011	4,790
2012	259
2013	96

Total	$17,801

        Contingencies—The Company has no pending litigation matters against it that it considers to be material nor has the Company initiated any litigation against any parties.

13. STOCKHOLDERS' EQUITY

        As of December 31, 2009, the authorized capital stock of the Company consisted of 200,000,000 shares of common stock, with a stated par value of $.01 per share. In January 2008, the Company completed an initial public offering (See Note 4).

        Effective in 2000, the Company began repurchasing shares of its common stock from employees and held these repurchased shares as treasury stock. During the year ended December 31, 2007, 208,192 common shares were repurchased at a total cost of $3,257. In 2007, the Company retired 10,329,405 shares held as treasury stock.

        In August 2007, the Company acquired CFRA. As part of the consideration paid in connection with the acquisition of CFRA, the Company issued 1,008,113 shares of common stock with an estimated fair value of $16.6 million.

        In January 2007, the Company acquired ISS. As part of the consideration paid to ISS, 2,774,351 shares of the Company's common stock with an estimated fair value of approximately $42.4 million were issued. As well, former ISS employee options were exchanged for 1,396,000 options to purchase common stock of the Company with an estimated fair value of approximately $16.3 million.

14. STOCK BASED COMPENSATION

        The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock ("non-vested stock").

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

  Stock Options

        In January 2007 the Company's Board of Directors adopted a Stock Option Plan (the "2007 Plan") that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which vest over a four year period and have a ten-year contractual term. In 2009, the Company's shareholders approved an amendment to the 2007 Plan to increase the maximum number of shares of common stock available for issuance under the plan to 10,000,000 and extend the termination date of the Plan to June 30, 2012. As of December 31, 2009, 3,579,056 options and 176,243 shares of non-vested stock granted under the 2007 Plan remain outstanding.

        In January 2007, the Company's Board of Directors adopted a stock option plan covering the employees from ISS (the "ISS Plan"), which resulted in the rollover of 1,396,000 fully-vested options from ISS. Under the terms of the ISS Plan, no additional options are to be issued. As of December 31, 2009, 97,484 options issued under the ISS Plan remain outstanding.

        As of December 31, 2009, approximately 5,746,113 shares remain available for grant for stock options and non-vested stock under the 2007 Plan. As of December 31, 2009, the Company has 8,513,329 outstanding options that were issued pursuant to plans that have been retired by the Company.

        The following table summarizes the Company's stock option activity for 2009 and 2008:

	Options
	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2008	13,361,282	$5.79
Granted	1,701,500	17.54
Exercised	(1,611,358)	3.67
Forfeited	(631,837)	14.27

Outstanding—December 31, 2008	12,819,587	$7.20
Granted	1,448,000	13.52
Exercised	(1,540,036)	3.99
Forfeited	(537,682)	14.73

Outstanding—December 31, 2009	12,189,869	$8.03

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

        The Company's stock options outstanding as of December 31, 2009 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 1.00–5.00	5,976,796	3.39	$2.61	5,976,794	$2.61
5.01–10.00	1,659,689	6.02	7.02	1,578,756	7.01
10.01–15.00	917,500	9.21	12.11	176,250	11.98
15.01–20.00	3,635,884	7.73	16.37	1,881,815	16.11

	12,189,869	5.48	$8.03	9,613,615	$6.15

        Of the unvested options as of December 31, 2009, 2,267,104 are expected to vest in the future. As of December 31, 2009 the intrinsic value of stock options outstanding and exercisable was approximately $96,056 and $93,829, respectively. The intrinsic value of stock options exercised during the year ended December 31, 2009 was $13,986.

        The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.9%	2.6%	4.7%
Expected term (in years)	5.5	4.5	4.5
Expected stock price volatility	45.7%	35.0%	29.0%
Expected dividend yield	None	None	None

        The weighted-average per share fair value of options granted was as follows:

	Years Ended December 31,
	2009	2008	2007
Weighted-average per share fair value of options granted	$6.05	$5.81	$5.02

        Prior to January 25, 2008 the derived fair value of the common shares underlying the options was determined based on internal valuations prepared by management, with the appropriate level of competency and reviews by the Board of Directors, using generally accepted valuation methodologies. Management applies the guideline company's approach which incorporates certain assumptions, including multiples of earnings before interest, tax, depreciation and amortization and the market performance of comparable listed companies, as well as the financial results and growth trends of the Company, to derive the total equity value of the Company. The Company has granted options to employees at the estimated fair value without ascribing any discount.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

14. STOCK BASED COMPENSATION (Continued)

  Non-vested Stock

        Stock-based compensation for non-vested stock is measured at the grant date based on the fair value of the Company's common stock, and the cost is recognized ratably over the vesting period. The following table summarizes non-vested stock activity for 2009 and 2008:

	Non-vested Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2008	346,609	$16.50
Granted	54,983	22.56
Vested	(147,766)	16.50
Forfeited	(18,787)	16.50

Unvested—December 31, 2008	235,039	$18.01
Granted	59,502	16.03
Vested	(110,884)	14.39
Forfeited	(7,414)	16.50

Unvested—December 31, 2009	176,243	$16.83

        The total fair value of shares vested during the year ended December 31, 2009 was $1,596. As of December 31, 2009, there was approximately $14,305 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under stock option plans, which is expected to be recognized over a period of approximately four years.

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

        In computing earnings per share for the years ended December 31, 2009, 2008 and 2007, the difference between basic and diluted number of shares outstanding is as follows:

	Years Ended December 31,
	2009	2008	2007
Basic number of weighted-average shares outstanding	62,020,616	59,970,438	46,380,175
Effect of dilutive securities—stock options and non-vested stock	5,922,453	—	7,984,571

Diluted number of weighted-average shares outstanding	67,943,069	59,970,438	54,364,746

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

15. EARNINGS PER SHARE (Continued)

        Options and non-vested stock of 4,442,496, 9,281,199 and 2,184,693 common shares during the years ended December 31, 2009, 2008, and 2007, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

16. RELATED PARTY TRANSACTIONS

        In May 2008, the Company entered into a contract for the sale of Market Risk products to Duff Capital Advisors which was subsequently terminated. Philip Duff, a director of the Company, was the founder, CEO and General Partner of Duff Capital Advisors, but is no longer employed by that firm. The Company recognized revenue of $326 and $674 for the Duff Capital Advisors contract for the year ended December 31, 2009 and 2008, respectively.

17. EMPLOYEE BENEFIT PLANS

        The Company sponsors a 401(k) plan and other international employee benefit plans whereby the participants may elect to defer eligible compensation up to governmental limitations and the Company may make contributions to the plan. Employer contribution expense related to the employee benefit plans were $3,042, $3,182 and $1,687 for the years ended December 31, 2009, 2008 and 2007, respectively.

18. SEGMENT INFORMATION

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

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

18. SEGMENT INFORMATION (Continued)

        Results of operations by segment for the years ended December 31, 2009, 2008 and 2007 is as follows:

	RiskMetrics Business	ISS Business	Total
Year ended December 31, 2009:
Revenues	$158,691	$144,670	$303,361

Depreciation and amortization of property and equipment	4,437	3,912	8,349
Amortization of intangible assets	336	23,105	23,441
Other operating expenses	97,840	106,790	204,630

Income from operations	56,078	10,863	66,941

Interest, dividend and investment income			570
Interest expense			(20,825)

Income before income taxes			46,686
Provision for income taxes			15,560

Net income			$31,126

Asset information at December 31, 2009
Segment assets	$181,033	$581,107	$762,140
Goodwill	—	$326,247	$326,247

	RiskMetrics Business	ISS Business	Total
Year ended December 31, 2008:
Revenues	$154,626	$141,767	$296,393

Depreciation and amortization of property and equipment	4,624	4,155	8,779
Amortization of intangible assets	78	21,680	21,758
Impairment of goodwill and other intangible asset	—	160,069	160,069
Other operating expenses	101,172	104,554	205,726

Income (loss) from operations	48,752	(148,691)	(99,939)

Interest, dividend and investment income			2,567
Interest expense			(26,234)
Other expense			(2,613)

Loss before income taxes			(126,219)
Provision for income taxes			10,700

Net loss			$(136,919)

Asset information at December 31, 2008
Segment assets	$187,392	$517,621	$705,013
Goodwill	—	$308,613	$308,613

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

18. SEGMENT INFORMATION (Continued)

	RiskMetrics Business	ISS Business	Total
Year ended December 31, 2007:
Revenues	$121,126	$119,175	$240,301

Depreciation and amortization of property and equipment	4,439	2,980	7,419
Amortization of intangible assets	—	19,145	19,145
Other operating expenses	85,472	88,795	174,267

Income from operations	31,215	8,255	39,470

Interest, dividend and investment income			1,564
Interest expense			(36,922)

Income before income taxes			4,112
Provision for income taxes			1,711

Net income			$2,401

        The following table summarizes revenue for the years ended December 31, 2009, 2008 and 2007 on a percentage basis by geographic region, based on the country in which the customer is located:

	2009	2008	2007
Americas	59.4%	61.1%	62.0%
EMEA (Europe, Middle East and Africa)	34.8%	33.1%	31.4%
Asia	5.8%	5.8%	6.6%

	100.0%	100.0%	100.0%

        At December 31, 2009, the Company's total tangible assets located outside of the United States of America are $69,682, including cash of $45,318 and accounts receivable of $10,320.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands, except share and per share amounts)

19. UNAUDITED QUARTERLY FINANCIAL DATA

        Selected unaudited, quarterly financial data of the Company for the years ended December 31, 2009 and 2008 are presented below:

	2009
	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter(b)
Revenues	$77,381	$75,528	$73,980	$76,472

Operating costs and expenses:
Cost of revenues	23,322	22,935	22,002	23,067
Research and development	10,137	11,171	11,302	10,846
Selling and marketing	7,067	7,501	7,487	7,466
General and administrative	10,607	9,256	9,751	9,989
Depreciation and amortization of property and equipment	1,955	2,109	2,189	2,096
Amortization of intangible assets	5,592	5,883	5,876	6,090
Loss on disposal of property and equipment	—	127	178	419

Total operating costs and expenses	58,680	58,982	58,785	59,973

Income from operations	18,701	16,546	15,195	16,499

Interest, dividend and investment income (expense), net	(5,193)	(5,073)	(4,986)	(5,003)

Income before provision for income taxes	13,508	11,473	10,209	11,496
Provision for income taxes	4,981	4,262	2,426	3,891

Net income	$8,527	$7,211	$7,783	$7,605

Net income per share:
Basic	$0.14	$0.12	$0.13	$0.12

Diluted	$0.13	$0.11	$0.11	$0.11

Weighted average shares outstanding:
Basic	61,464,761	61,665,981	62,097,967	62,837,819

Diluted	67,342,539	68,050,544	68,168,896	68,227,959

(a)
The Company acquired Innovest on March 2, 2009, see Note 3.

(b)
The Company acquired KLD on October 30, 2009, see Note 3.

RISKMETRICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

20. SUBSEQUENT EVENT

        On February 11, 2010 the Company granted to its employees a total of 598,000 stock options, with an exercise price of $18.61 per share, which equaled the closing price of the Company's common stock on the date of the grant, and 55,000 non-vested shares.

        The Company evaluated subsequent events through the date the accompanying financial statements were issued on February 24, 2010.

* * * * * * * * * *