Form 10-K/A
period 2009-12-31
RiskMetrics Group Inc
filed 2010-04-30
CIK 1295172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission file number: 001-33928

RiskMetrics Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8175809
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Chase Manhattan Plaza, 44th Floor
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(212) 981-7475

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Each Exchange on which Registered
Common Stock $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on June 30, 2009 was approximately $464,096,729.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 18, 2010 was:

Class	Outstanding
Common stock $.01 par value	63,265,668

EXPLANATORY NOTE

RiskMetrics Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2010.   The purpose of this Form 10-K/A is to disclose the information required in Part III, Items 10 through 14, of the Form 10-K.   Accordingly, the Company hereby amends and replaces in their entirety Items 10 through 14 of the Form 10-K.  Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K.  This Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

RiskMetrics Group

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SEE ALSO “ITEM 1A. RISK FACTORS.” EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below is certain information with respect to our directors and executive officers.  Each director or executive officer may be contacted at our principal executive offices at One Chase Manhattan Plaza, 44th Floor, New York, NY 10005.

As currently comprised, the Board of Directors is a group of individuals who are drawn from various market sectors and industry groups with a presence in the Company’s niche markets.  The Board, and the Nominating and Governance Committee in particular, reviews the composition of the Board for the appropriate skills and characteristics required of members of the Board in the context of the then current make-up of the Board.  This assessment includes consideration of issues of judgment, integrity, diversity and skills, including, but not limited to, understanding the business of the Company and possessing a relevant background—all in the context of an assessment of the perceived needs of the Board at any point in time.  While the Board considers diversity as one of many factors in evaluating the composition of the Board, it has no set policy in this regard.

Each of our directors are elected for a term of one year expiring at our next annual meeting of shareholders and until their respective successor has been elected and is qualified.

Directors

The following summarizes some of the key experiences, qualifications, education and other attributes of our directors:

Ethan Berman  (age 48) is our chief executive officer and a member of our board of directors. Mr. Berman was one of our founding members at the time of our spin-off from JPMorgan in 1998 and has served as our chief executive officer since such time and as chairman of our board of directors from June 2004 to June 2009.  Prior to our spin-off, Mr. Berman was a managing director at JPMorgan and was responsible for the firm’s Risk Management Services Group. As head of that group, he led JPMorgan’s risk advisory work, including the development of risk products and services such as RiskManager and CreditManager. Mr. Berman joined JPMorgan in 1987 as a bond trader. Mr. Berman has a B.A. from Williams College.

Lovida Coleman, Jr (age 60) was appointed as one of our directors in November 2007. Ms. Coleman has practiced as a lawyer since 1993 with the law firm of Sutherland Asbill & Brennan LLP and is on the advisory boards of RAND Corporation, a non-profit think tank. She has an A.B. from Harvard University and a J.D. from Yale Law School.

Philip Duff  (age 53) has served as one of our directors since 2001. Mr. Duff has served as chairman and chief executive officer of Duff Capital Advisors since January 2007 and since 2009 as Chairman of White Oak Global Advisors, LLC.  From January 2000 to 2006, he served as chairman and chief executive officer of FrontPoint Partners LLC, an investment management firm which he founded. Previous to that, Mr. Duff was the chief financial officer of Morgan Stanley Dean Witter & Co. Mr. Duff is currently a director of Ambac Financial Group, Inc., a provider of financial guarantees and financial services.  Mr. Duff holds a B.A. from Harvard University and an M.B.A. from the Massachusetts Institute of Technology.

Stephanie Hanbury-Brown  (age 53) has served as one of our directors since November 2008.  Ms. Hanbury-Brown is the Managing Director of Golden Seeds LLC which she founded in 2004 and which provides investment capital to early stage, high-growth companies.  From 2008 through the present she has also served as Managing Partner of Golden Seeds Fund LP.  Prior to that she spent 20 years working in the financial services industry in Sydney, London and New York, most recently as the Head of eCommerce at J.P. Morgan from 1999-2000.  She is currently a member of the board of directors of Foster Wheeler AG, an engineering, construction and project management contractor and power equipment supplier.  Ms. Hanbury-Brown has a Bachelor of Arts degree from the University of Sydney.

Rene Kern  (age 46) has served as one of our directors since June 2004. Mr. Kern is a managing director of General Atlantic LLC, a global growth equity firm that provides capital and strategic support for growth companies and has been with General Atlantic LLC since 1996.  Mr. Kern joined General Atlantic after six years with Morgan Stanley in New York and London, where he was a Vice President in the Investment Banking Division.  Prior to Morgan Stanley, Mr. Kern was a management consultant with Bain & Company in Boston, MA.  Mr. Kern is currently a director of BM&F Bovespa, the Brazilian Mercantile & Futures Exchange, Getco LLC, an electronic trading and technology firm, and Amedes Group, a privately-held clinical lab group.  Mr. Kern is a graduate of the University of Pennsylvania where he obtained an MBA from the Wharton School and an MA from the School of Arts and Sciences.  He received his Bachelor’s of Science degree from the University of California, Berkeley.

Christopher Mitchell  (age 38) has served as one of our directors since 2006. He is a managing director of Spectrum Equity Investors, L.P., a private equity investor in growth companies and has held that position since December 2005. From 2001 to December 2005, Mr. Mitchell served as a principal at Spectrum Equity Investors, L.P. Mr. Mitchell has a A.B. from Princeton University.

Frank Noonan (age 67) has served as one of our directors since February 2008.  Mr. Noonan served as chairman and chief executive officer of R.H. Donnelly Co., a print and interactive marketing company, from 1991 until his retirement in 2002. Mr. Noonan is currently a director of NewStar Financial, Inc., a specialized commercial finance company and Avnet, Inc., a distributor of electronic components and computer products. He has a B.A. from the University of New Hampshire.

Lynn Sharp Paine (age 60) has served as one of our directors since June 2008.  Ms. Paine is a John G. McLean Professor at the Harvard Business School and has served as such since 1998.  Since December 2009, she has also served as Senior Associate Dean of Faculty Development at the School.  In addition, she has chaired the School’s Leadership and Corporate Accountability Group since it was formed in 2003 and has taught in the Advanced Management Program for executives and the MBA program since joining the faculty.  At Harvard, Ms. Paine is a Faculty Associate of the University’s Edmond J. Safra Foundation Center for Ethics. She is also a member of the academic advisory board of the Zicklin Center for Business Ethics Research at Wharton, the academic council of the Hills Program on Governance at the Center for Strategic and International Studies in Washington, D.C., and the Governing Board of the Center for Audit Quality.  In 2009, she served as a member of the Conference Board’s Task Force on Executive Compensation.  Ms. Paine is a graduate of Smith College, and holds a doctorate in moral philosophy from Oxford University and J.D. from the Harvard Law School.

Thomas A. Renyi (age 64) has served as one of our directors since June 2009.  From July 2007 until he retired in August 2008, Mr. Renyi was Executive Chairman of The Bank of New York Mellon Corporation, New York, New York.  Prior to that he served as Chairman of the Board and Chief Executive Officer of The Bank of New York Company, Inc., and The Bank of New York, from February 1998 to July 2007.  Mr. Renyi is a member of the board of directors of Public Service Enterprise Group, a diversified energy company headquartered in New Jersey, and of The Hartford Financial Services Group, Inc., a provider of insurance and investment products.  Mr. Renyi holds a B.A. degree in Business Administration and an M.B.A., both from Rutgers University.

Stephen Thieke (age 63) served as chairman of our board of directors from our inception in 1998 until June 2004, was re-elected to serve as one of our directors in April 2007 and again became our chairman in June 2009.  From August 1989 to July 1999, Mr. Thieke worked for JPMorgan in a variety of senior management positions, including head of fixed income, business co-head of global markets, president and chairman of JPMorgan Securities, Inc. and head of the corporate risk management group. Mr. Thieke served on the board of directors of the Financial Services Authority of the United Kingdom.  From 2008-2009, Mr. Thieke served as a member of the Global Advisory Board of JER Partners.  Mr. Thieke is a member of the board of directors of PNC Financial Services Group Inc., a regional bank headquartered in Pittsburgh, Pennsylvania. Mr. Thieke holds a B.A. degree from Manhattan College.

Robert Trudeau (age 41) has served as one of our directors since September 2005. Mr. Trudeau is currently a general partner at Technology Crossover Ventures, a private equity and venture capital firm and has served as such since August 2005.  From 2003 to 2005, he was a principal at General Atlantic Partners. Mr. Trudeau currently serves on the board of directors of Interactive Brokers Group, Inc., an electronic market maker and broker, MarketAxess Holdings Inc., a firm operating an electronic trading platform, and several privately held companies.  He has a B.A.H. in Political Science from Queen’s University and an M.B.A. from The University of Western Ontario.

Executive Officers

David Obstler is our chief financial officer and has served as such since January 2005.  From 2000 to 2004, he was chief financial officer and executive vice president of corporate development for Pinnacor Inc., a NASDAQ publicly listed provider of software and services to the financial services industry. Prior to that, he was an investment banker at Goldman Sachs, Lehman Brothers and JPMorgan. He has a B.A. from Yale University and an M.B.A. from the Harvard School of Business.

Knut Kjaer has served as our President since May 2009.  Previously, from 1997-2007, Mr. Kjaer served as the chief executive officer of Norges Bank Investment Management (NBIM) which oversees the $370 billion Government Pension Fund and Norway’s foreign reserves.  During 2008 Mr. Kjaer served as an advisor to NBIM.  Prior to heading NBIM, Mr. Kjaer was the executive vice president of Storebrand, at that time Norway’s largest insurance company.  Mr. Kjaer has a masters degree in economics and a degree in political science from University of Oslo. He has also completed the advanced management program at Harvard Business School.

Jorge Mina has served as co-head of our RiskMetrics business since July 2005. Mr. Mina was one of our founding members at the time of our spin-off from JPMorgan and served as our head of research from 2003 to 2005, where he was responsible for analytics across RiskMetrics’ products and services. Prior to our spin-off, he worked in Risk Management Services at JPMorgan.  Mr. Mina has an M.S. from the University of Chicago and a B.S. from the Instituto Tecnológico Autónomo de México.

Stephen Harvey has served as part of our Governance business since 2007, recently becoming the Head of Governance Services.  From 2005-2007, Mr. Harvey served as Head of Account Management and from 2000-2005 he served as our Head of Sales.

Biographical data for Ethan Berman, our chief executive officer, is set forth above under Directors.

None of the executive officers are related to any director of the Company or to any other executive officer.

Information Relating to Corporate Governance and the Board of Directors.

Board Leadership Structure

The Company’s Governance Principles and Board Guidelines call for the Chair of the board to be an independent director, unless the Board concludes that it is in the best interests of shareholders to do otherwise.  Accordingly, our board has separated the positions of Chair of the board and chief executive officer (principal executive officer).  Stephen Thieke holds the position of board Chair and, amongst other responsibilities, leads our board and board meetings.  Ethan Berman holds the position of chief executive officer and leads our management team.

Risk Oversight Policies

Our board is responsible for establishing risk oversight policies and this task is principally overseen by our audit committee.  As part of its charter, our audit committee is responsible for, among other things, oversight of our risk assessment and management policies and procedures.  The audit committee meets regularly with management to review the Company’s policies and procedures with respect to risk assessment and risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its 2009 fiscal year, no director, executive officer or beneficial owner of 10% or more of our common stock failed to file, on a timely basis, reports required during or with respect to 2009 by Section 16(a) of the Securities Exchange Act of 1934, as amended, except for Rene Kern, who inadvertently failed to timely file one report on Form 4 concerning Company stock he received in lieu of cash compensation he was entitled to as a director.

Code of Ethics

The Company has a Code of Ethics and Business Conduct for its directors, officers and employees. The Code of Ethics and Business Conduct is available on the Company’s website, www.riskmetrics.com, under the “Our Company” section.  A printed copy is available to any shareholder requesting a copy by writing to: Corporate Secretary, RiskMetrics Group, Inc., One Chase Manhattan Plaza, 44th Floor, New York, New York 10005.  The Company will disclose on its website, in accordance with all applicable laws and regulations, amendments to, or waivers from, its Code of Ethics and Business Conduct.

Audit Committee and Audit Committee Financial Expert

The current members of our Audit Committee are Ms. Hanbury-Brown and Messrs. Noonan, Renyi and Thieke, all of whom the Board has determined to be “independent” as defined by NYSE rules and the Sarbanes-Oxley Act of 2002 and as applicable to audit committee members. Mr. Noonan is the Audit Committee Chair and he, along with Ms. Hanbury-Brown, Mr. Renyi and Mr. Thieke, are our financial experts under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act.

Item 11.        Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of our executive compensation program and policies; the material compensation decisions that we made with regard to our 2009 compensation, as well as the material factors that we considered in making those decisions.  It is divided into four parts:

I.	Compensation Philosophy and Objectives
II.	Overview of Executive Compensation Components
III.	2009 Compensation Decisions
IV.	Summary Compensation Tables

Unless otherwise indicated, this section refers only to the compensation of those individuals whom we refer to as our “named executive officers,” or “NEOs.”  These officers are:

•                  Ethan Berman, Chief Executive Officer

•                  David Obstler, Chief Financial Officer

•                  Knut Kjaer, President

•                  Jorge Mina, Co-Head of RiskMetrics Business

•                  Stephen Harvey, Head of Governance Services

I.                                         Compensation Philosophy and Objectives

Our compensation program is under the oversight of the Compensation and Human Resources Committee of our Board of Directors.  As is more fully articulated in its charter, this Committee:

•                  Establishes overall compensation strategy and policy for the Company;

•                  Oversees the development and implementation of the performance evaluation process for our senior executives, including NEOs; and

•                  Reviews and approves the compensation for our Chief Executive Officer, as well as the corporate goals and objectives used to determine the compensation of other named executive officers.

Our overall compensation goal is to attract and retain qualified, talented and diverse leaders who are enthusiastic about our mission and culture.  We believe that compensation plays a role in, but is not the exclusive means of, achieving this goal.  Non-financial attributes — such as offering a compelling work environment, challenges, opportunities, clients and colleagues — also attract and motivate the type of leaders that we seek.  Because of the importance of these non-financial elements and our overall company culture, we do not base compensation levels or structures on peer companies or external benchmarks, nor do we normally employ any compensation consultants (and we did not employ any in 2009).  Instead, compensation is established based on a combination of each NEO’s experience and scope of responsibility, and we look to combine financial incentives and rewards with non-financial benefits.

We use compensation to reinforce business objectives and corporate values.  We believe that a majority of an executive’s compensation should be based on how well that executive performs in achieving those business objectives over which he/she has reasonable control, as well as the executive’s success in exemplifying corporate values.  Among our values is the principle of internal pay equity: that is, the difference between our highest and lowest paid employees should be equitable.  Because of variances in local compensation structure (for example, as applicable to our employees in the United States versus certain overseas offices), we do not use a mathematical multiple-of-pay to determine internal pay equity.  These decisions are guided by our collective sense of what is equitable in each situation.  Additionally, we do not offer special perquisites for executives.  Subject to minor variations to account for requirements in local jurisdictions, all employees receive the same retirement, health and welfare benefit opportunities.  Because of the discipline that internal pay equity provides, we determine annual incentive compensation awards for our NEOs (other than the CEO) based largely on subjective, qualitative factors rather than on a quantitative basis.  (We discuss this more in the sections which follow, “Overview of Executive Compensation Components,” and “2009 Compensation Decisions”)

Lastly, we believe that compensation should align the interests of our executives with our shareholders.  To this end, incentive compensation paid to each NEO is split between cash and equity.  The ratio between cash and equity is approximately 50-50, but this ratio may change depending upon the level of risk appropriate for the Company while also considering the appropriate risk for each executive.  While we encourage each NEO to maintain a level of stock ownership in the Company that is significant to him/her, the potential equity component of the incentive award is forfeited once the executive attains — in the opinion of the Human Resources and Compensation Committee — a level of equity ownership beyond which additional equity awards are unlikely to provide additional incentive.  We have not established a bright line test as to when this concept of “enough” equity is reached; currently, only the Chief Executive Officer’s holdings fall within this category.

II.                                     Overview of Executive Compensation Components

The following table describes the components of the Company’s executive compensation program.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element

Base Salary	Core competence as to skills, responsibilities, experience and contributions to the Company	Provide a steady source of income based primarily on scope of responsibility and years of experience

Annual Cash Incentive

•                  Achievement of specific business objectives over which the executive has reasonable control

•                  Contribution toward achievement of corporate-wide objectives

•                  Development and growth of leadership and management skills

•                  Contribution toward promoting the Company’s distinct culture

•                  Success in developing a productive management team

•                  Ensure focus on specific annual goals that contribute to the Company’s long-term success

•                  Provide annual performance-based cash compensation

•                  Motivate achievement of critical annual performance metrics

•                  Enhance leadership, management and team-building skills

Long —Term Incentives

Periodic Equity Awards under Company-Wide Incentive Compensation Plans

•                  Achievement of specific corporate-level objectives

•                  Continued employment with the Company during the 4-year vesting period

Equity Awards Upon Initial Hire

These options are granted upon initial hire, and vest over a 4-year period, 25% each year.

Equity Awards Under Annual Incentive Awards

•                  Achievement of specific business objectives over which the executive has reasonable control

•                  Contribution toward achievement of corporate-wide objectives

•                  Development and growth of leadership and management skills

•                  Contribution toward promoting the Company’s distinct culture

•                  Success in developing a productive

Combination of All Plans

•                  Align the interests of executives with shareholders

•                  Provide for executive ownership of stock

•                  Retain key talent

Stock Options Upon Initial Hire

•                  Attract key talent in a competitive environment

•                  Encourage retention

Equity Awards Under Annual Incentive Awards

•                  Ensure focus on specific annual goals that contribute to the Company’s long-term success

•                  Motivate achievement of critical annual performance metrics

•                  Supplement cash-based compensation with potential for long-term growth

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element

management team • Continued employment with the Company during the 4-year (25% each year) vesting period

Retirement & Welfare Benefits	These benefits are part of our broad-based total compensation program, available to all full-time employees of the Company

III.           2009 Compensation Decisions

2009 Corporate Objectives

At the beginning of 2009, our Board approved the following corporate objectives.  These objectives were used by the Compensation and Human Resources Committee to determine the 2009 incentive compensation for our Chief Executive Officer, and, to a lesser and more subjective extent, by our Chief Executive Officer to determine the 2009 incentive compensation for other NEOs.

a.     ADVANCE THE VISION OF BECOMING THE “CENTER FOR THE FINANCIAL COMMUNITY”

•                  Actively engage financial institutions, regulators, and academics with the objectives of enhancing transparency and addressing industry-wide issues involving risk and governance

•                  Increase the Company’s thought-leadership profile in the financial community among our clients, policy makers, academics and the press

•                  Proactively contribute to a debate on public policy issues through articles, presentations and meetings with policy makers globally, as well influence changes in regulation and market practices in the areas of risk and governance

b.     SERVE OUR CLIENTS

•                  Increase aggregate contract renewal rate by 1%

•                  Strengthen our client relationships by providing at least 10% of our existing institutional clients an additional product or service

•                  Continue to add new clients to our existing client mix, so that revenues from new sales are split approximately equally between new and existing clients

c.     DEVELOP OUR PEOPLE

•                  Retain our talent.  Decrease voluntary turnover to 7%

•                  Advance the RiskMetrics culture, emphasizing our Success Factors and personal and professional growth.  Measure progress by improvement in employee survey results from 2008 to 2009.

•                  Design and implement a leadership development program

d.     ENHANCE OUR OPERATIONS:

•                  Advance towards an operation that supports the vision of becoming “the center for the financial community.”  Increase the quality of all critical operations (Data, Voting, Research, Portfolio Risk Software and Services), including creating enough capacity to be able to process at least five times the current level of business run through our systems

•                  Have no material weaknesses or significant deficiencies in our 2009 assessment of internal controls over financial reporting under Section 404 of Sarbanes-Oxley

e.     DELIVER FINANCIAL PERFORMANCE

•                  GAAP revenues in excess of $320mm

•                  Adjusted EBITDA in excess of $117.5 mm

•                  Free cash flow in excess of $75 mm (1)

•                  EBITDA expense growth over 2008 of less than 3%

(1)  We define free cash flow as cash provided by operating activities less capital expenditures

Base Salary

We pay our executive officers a base salary to compensate them for their services and to provide a steady source of income.  Base salary is primarily based on the scope of each executive’s respective responsibilities, years of experience, skills, and knowledge, and within the context of our general compensation philosophy (see above, “Compensation

Philosophy and Objectives”).  We generally set executive base salary through an arm’s-length negotiation with each person during the hiring process, and make adjustments thereafter to reflect increased experience, years of service, changes in responsibility, and, as necessary, internal pay equity.

Incentive Compensation

As stated above, we use compensation to reinforce business objectives and corporate values.  We believe that a majority of an executive’s compensation should be based on how well that executive performs in achieving those business objectives over which he/she has reasonable control, his/her contribution toward corporate-wide objectives, as well as the executive’s success in exemplifying our corporate values.

Except for our CEO, we determine incentive compensation awards based primarily on subjective, qualitative factors rather than quantitative factors or precise mathematical formulae.  Except for our Chief Executive Officer, we do not target annual bonus opportunities at any particular percentage of total compensation or base salary.  In connection with his hiring in 2009, however, an initial target performance bonus was set for Knut Kjaer, our President, at 2x his annual base salary.  We believe that targets inappropriately limit our ability to fairly reward performance and distract our employees, and that our strong internal pay equity principle — coupled with our advisory “say on pay” commitment - protect the Company and its shareholders from overly generous awards, while still providing management with the flexibility it needs.  We introduced a target bonus amount into our Chief Executive Officer’s incentive compensation structure in 2007 because we recognize that shareholders of a public company are most familiar with this structure and level of transparency.

1.             Chief Executive Officer:  At the beginning of 2009, our Compensation and Human Resources Committee determined that our Chief Executive Officer’s target bonus for meeting 2009 corporate objectives would be an amount equal to two times his base salary, half to be paid in cash and half to be paid in equity.  This target bonus amount was determined after this Committee reviewed compensation levels throughout our organization, so as to maintain internal pay equity.

At the end of 2009, the Compensation and Human Resources Committee reviewed our Chief Executive Officer’s performance and rated each corporate objective on a scale of one through five (with a score of four representing achievement of the stated target objective).  Each corporate objective and key measure was weighted equally.  The Committee’s assessment was as follows:

PERFORMANCE OBJECTIVE	PERFORMANCE	RATING
Advance The Vision		1.5
• Engage financial institutions, regulators and academics
• Increase thought-leadership profile
• Proactively contribute to a debate on public policy issues
Serve our Clients		2.5
• Increase aggregate contract renewal by 1%
• Strengthen our client relationships. Provide at least 10% of our existing clients an addition product or service
• Continue to add new clients so that revenues from new sales are split approximately equally between new and existing clients
Develop our People		3
• Decrease the rate of voluntary turnover to 7%s
• Advance the Company culture; measure progress by improvement in employee survey results
• Design and implement a leadership development program
Enhance our Operations		3
• Advance towards an operation that supports the vision of becoming “the center for the financial community.”
• Have no material weaknesses or significant deficiencies in our 2009 assessment of internal controls over financial reporting under Section 404 of Sarbanes-Oxley
Deliver Financial Performance		2
• GAAP revenues in excess of $320 million
• Adjusted EBITDA in excess of $117.5 million
• Free cash flow in excess of $75 million (1)
• EBITDA expense growth of less than 3%
Combined Rating		2.4

(1)          We define free cash flow as cash provided by operating activities less capital expenditures.

On the first objective, Advance the Vision, the Compensation and Human Resources Committee gave Mr. Berman a 1.5 on a scale of 1-5 (5 being the highest, 1 the lowest, with 3 as acceptable, and 4 as target). The Committee did not feel that Mr. Berman, and the Company overall, were involved enough in the significant public debate about risk in the global financial markets.  While the “RiskMetrics” brand continued to be seen positively, the Committee thought that more could have been done to enhance the brand and the Company’s overall position in this important time.

On the second objective, Serve our Clients, we were also not as successful as we had planned as renewal rates dropped significantly (rather than increasing), and we were not able to add as many new clients as we had targeted. While the Committee believed that the overall market conditions contributed more to these failures than the delivery of our products and services, they still gave Mr. Berman a 2.5 on this objective as the Company fell short of target. The Committee would have given Mr. Berman a lower score on this objective, but client feedback was generally very positive for the year, and the Company was able to sell a significant amount of new products to existing clients.

On the third objective, Develop our People, we did a very good job of retaining our talent, with voluntary turnover dropping to below our targeted 7%. We also continued to advance the company culture and remain an award winning employer of choice in many of our locations. We were not, however, successful in developing a formal leadership program which was a specific goal for the Company in 2009.  Based on these successes and failures, the Committee gave Mr. Berman a 3 on this objective.

On the fourth objective, Enhance our Operations, the Committee was impressed with the progress made throughout the organization, especially in regards to internal audit, data security, and financial reporting.  The Committee felt, however, that more work needs to be done in working with clients as our products and services become increasingly critical to our clients.  The Committee gave Mr. Berman a 3 on this objective.

On the fifth objective, Deliver Financial Performance, the Company’s performance was well below expectations and the Committee gave Mr. Berman a 2.  Overall, the Company remained financially sound in a difficult market environment, and the Committee acknowledged the difficult markets during the year and appreciated the cost controls put in place at the Company to offset some of the shortcomings in sales.  But, that did not offset the fact the financial results fell short given the Company’s growth objectives.

To determine Mr. Berman’s bonus for the year, the Committee took the average of the scores it gave him on the 5 objectives, (12/5 = 2.4, versus a target of 4) and multiplied that times the target bonus ($350,000 times 2.4/4 =$210,000).

This amount was paid to Mr. Berman in cash. As discussed earlier, the Compensation and Human Resources Committee continues to feel that Mr. Berman’s equity holding in the Company is “enough”, and consequently this component of his incentive award was not granted.

2.             All Other NEOs:  Each NEO other than our CEO also had individual performance goals that were designed to reflect his/her respective role in the Company and to support the corporate-wide objectives.  Our Chief Executive Officer, in consultation with the head of our human resources department, performed an evaluation of each NEO’s (a) contribution to the achievement of our corporate objectives for 2009, and (b) achievement of individual performance objectives.  The Compensation and Human Resources Committee reviewed these evaluations and together with our CEO and head of human resources agreed on compensation packages for the four additional NEOs.  Highlights of these evaluations include, the successful integration our new president, Knut Kjaer, within the RiskMetrics culture, as well as his leading the process which led to the development of a 3-year plan that was presented to our board at the end of 2009.  In light of this performance, Mr. Kjaer received a cash bonus of $200,000 and a restricted share grant of 15,000 Company shares (vesting over four years).  Our chief financial officer, David Obstler, was successful in helping to solidify many of the financial operations of the firm, as well as helping controlling costs in a difficult year.  He was also instrumental in working with our business heads in setting product strategy for both our Risk and Governance businesses.  Taking these accomplishments, in conjunction with the overall performance of the Company as a whole, Mr. Obstler received a cash bonus of $290,000 and a restricted share grant of 20,000 Company shares.  Jorge Mina, our co-head of the Risk business did not deliver on our revenue forecasts, as we fell short of our targets in the Risk business for the year.  He did, however, spend a significant part of the beginning of the year exploring new opportunities for our business including credit ratings and counter party risk, and he worked to set a detailed and specific plan for growth in 2010.  He also helped build to strengthen our client service organization that helped our Risk clients immensely during the financial crisis.  Mr. Mina received a cash bonus of $190,000 and a restricted share grant of 10,000 company shares for his performance for the year.  Our head of the Governance business, Stephen Harvey, also fell short on delivering on forecasted revenue growth as the overall market environment proved challenging.  He did, however, execute on two successful acquisitions in the ES&G space, as well as overseeing the development of a new voting platform and research delivery process.  Lastly, he built a strong management team and significantly reduced the voluntary turnover rate in that business from previous years.  Mr. Harvey received a cash bonus of $210,000 and a grant of 10,000 restricted shares of Company stock.  In all cases, including the CEO, the NEOs received less than their expected cash and equity compensation reflecting the challenges the company faced in 2009 and our falling short of our stated goals

IV.           Summary Compensation Tables

Summary Compensation Table for the Years Ended December 31, 2009, 2008 and 2007

Name and Principal Position	Year	Salary (1)	Cash Bonus(2)	Option Awards($) (3)	All Other Compensation (4)	Total
Ethan Berman, CEO	2009	$350,000	$210,000	0	$4,000	$564,000
	2008	$350,000	$235,000	0	$4,000	$589,000
	2007	$300,000	$300,000	0	$1,000	$601,000

David Obstler, CFO	2009	$275,000	$290,000	156,369	$4,000	$725,369
	2008	$275,000	$300,000	158,159	$4,000	$737,159
	2007	$235,000	$220,000	181,923	$1,000	$637,923

Knut Kjaer, President (5)	2009	$266,667	$200,000	3,139,840	$100,000	$3,706,507

Jorge Mina, Co-Head of Risk	2009	$190,000	$190,000	130,308	$4,000	$514,308
	2008	$180,000	$240,000	132,158	$4,000	$556,158
	2007	$160,000	$200,000	151,603	$1,000	$512,603

Stephen Harvey, Head of Governance	2009	$200,000	$210,000	130,308	$4,000	$544,308
	2008	$200,000	$240,000	132,158	$4,000	$576,158

(1) Reflects base salary earned during the fiscal year.

(2)  Reflects bonus earned during the fiscal year and paid early in the next fiscal year.

(3)  These amounts represent the grant date fair value, computed in accordance with FASB ASC Topic 718, of stock option awards granted during the year.

(4)  Represents employer contribution to 401(k) plan for Messrs. Berman, Obstler, Mina and Harvey.  The Other Compensation for Mr. Kjaer reflects re-location expenses paid to him.

(5)  Mr. Kjaer’s first day of employment was May 1, 2009.  His 2009 base salary was $400,000, of which he was paid $266,667 for his partial year service.

Grants of Plan-Based Awards Table for the Year Ended December 31, 2009

Name and Principal Position	Grant Date (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards (2)
Ethan Berman, CEO	—	—	—	—

David Obstler, CFO	2/23/2009(3)	30,000	$11.96	$156,369

Knut Kjaer, President	5/7/2009	400,000	$17.43	$3,139,840

Jorge Mina, Co-Head of Risk	2/23/2009(3)	25,000	$11.96	$130,308

Stephen Harvey, Head of Governance	2/23/2009(3)	25,000	$11.96	$130,308

(1)  The options granted to Messrs. Obstler, Mina and Harvey each have an expiration date of February 23, 2019 and each vests in four approximately equal installments on the first, second, third and fourth anniversaries of December 31, 2008.  The option granted to Mr. Kjaer has an expiration date of May 7, 2019 and vests in equal installments on the first, second, third and fourth anniversaries of May 1, 2009.

(2)  These amounts represent the grant date fair value, computed in accordance with FASB ASC Topic 718, of stock option awards granted during the year.

(3)  These options were granted in February 2009 but were part of bonus compensation for the 2008 fiscal year.

Option Exercises for the Year Ended December 31, 2009

Name and Principal Position	Date	Number of Shares Acquired on Exercise of Option (#)	Value Realized on Exercise of Option ($) (1)
Ethan Berman, CEO	—	—	—

David Obstler, CFO	7/27/2009	8,300	$109,560
	7/23/2009	34	$448

Knut Kjaer, President	—	—	—

Jorge Mina, Co-Head of Risk	6/22/2009	100	$1,632
	6/29/2009	400	$6,520
	7/21/2009	2,000	$32,628
	6/17/2009	2,000	$32,600
	6/30/2009	1,500	$24,467

Stephen Harvey, Head of Governance	11/9/2009	4,250	$43,358

(1)  Represents the difference between the fair market value of stock received on the day of exercise less the option exercise price.

Outstanding Equity Awards at December 31, 2009

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/share)	Option Expiration Date
Ethan Berman, CEO	12/31/2001	125,000	—		2.00	12/31/2011
	12/31/2002	1,375,000	—		2.00	12/31/2012
	12/31/2004	62,500	—		4.80	12/31/2014
	1/25/2008	500	—		17.50	1/25/2018

David Obstler, CFO	1/28/2005	387,500	—		4.80	1/28/2015
	12/31/2005	62,500	—		7.20	12/31/2015
	12/31/2006	28,125	9,374	(1)	15.29	12/31/2016
	1/25/2008	15,500	15,000	(2)	17.50	1/25/2018
	2/23/2009	7,500	22,500	(3)	$11.96	2/23/2019

Knut Kjaer, President	5/7/2009	0	400,000	(4)	$17.43	5/17/2019

Jorge Mina, Co-Head of Risk	12/31/2000	19,160	—		1.20	12/31/2010
	12/31/2001	17,500	—		2.00	12/31/2011
	12/31/2002	12,500	—		2.00	12/31/2012
	12/31/2003	62,500	—		2.40	12/31/2013
	12/31/2004	25,000	—		4.80	12/31/2014
	12/31/2005	99,999	—		7.20	12/31/2015
	12/31/2006	23,438	7,811	(1)	15.29	12/31/2016
	1/25/2008	13,000	12,500	(5)	17.50	1/25/2018
	2/23/2009	6,250	18,750	(6)	11.96	2/23/2019

Stephen Harvey, Head of Governance	12/31/2004	10,000	—		4.80	12/31/2014
	12/31/2005	53,124	—		7.20	12/31/2015
	12/31/2006	23,438	7,811	(1)	15.29	12/31/2016
	1/25/2008	13,000	12,500	(7)	17.50	1/25/2018
	2/23/2009	6,250	18,750	(8)	11.96	2/23/2019

(1)  This portion of the option will vest in full on December 31, 2010.

(2)  Of this option, it will vest as to 7,500 underlying shares on December 31, 2010 and as to the remaining 7,500 underlying shares on December 31, 2011.

(3)  Of this option, it will vest as to 7,500 underlying shares on December 31, 2010, as to an additional 7,500 underlying shares on December 31, 2011 and as to the remaining 7,500 underlying shares on December 31, 2012.

(4)  Of this option, it will vest as to 100,000 underlying shares on May 1, 2010, as to an additional 100,000 underlying shares on May 1, 2011, as to an additional 100,000 underlying shares on May 1, 2012 and as to the remaining 100,000 underlying shares on May 1, 2013.

(5)  Of this option, it will vest as to 6,250 underlying shares on December 31, 2010 and as to the remaining 6,250 underlying shares on December 31, 2011.

(6)  Of this option, it will vest as to 6,250 underlying shares on December 31, 2010, as to an additional 6,250 underlying shares on December 31, 2011 and as to the remaining 6,250 underlying shares on December 31, 2012.

(7)  Of this option, it will vest as to 6,250 underlying shares on December 31, 2010 and as to the remaining 6,250 underlying shares on December 31, 2011.

(8)  Of this option, it will vest as to 6,250 underlying shares on December 31, 2010, as to an additional 6,250 underlying shares on December 31, 2011 and as to the remaining 6,250 underlying shares on December 31, 2012.

Employment Letter Agreements with Named Executive Officers

Generally, our named executive officers do not have employment contracts or agreement.  The Company did, however, enter into an employment letter agreement with Knut Kjaer, our President, in connection with his hiring in 2009.  Under the Agreement, Mr. Kjaer receives an annual salary of $400,000 and is initially eligible for an annual bonus targeted at two times his base salary (with the potential for up to 20% more if his objectives are exceeded by 20%).  At the time of his hiring, Mr. Kjaer received an option grant to purchase 400,000 shares of Company common stock.  The option vests in equal 25% installments over four years.  If, however, during the first two years of his employment, there is a change of control, a change in the Company’s CEO or the Company terminates his employment without cause, then the first 50% of his option will automatically vest.  Further, if, during the first two years of his employment, there is a change of control or a change in the Company’s CEO and Mr. Kjaer terminates his employment or the Company terminates his employment for other than cause, then he will receive the remainder of his base salary that would otherwise be due from the date of his termination through April 30, 2011.  Mr. Kjaer received a relocation assistance fee of $100,000.  Ms. Kjaer is entitled to participate in the Company’s standard employee benefit program, including group insurance and the Company’s 401(k) plan.

2009 Compensation of Non-Employee Directors

Directors who are full-time employees of the Company receive no additional compensation for their service as a director.  With respect to non-employee directors, the Company’s philosophy is to provide competitive compensation necessary to attract and retain outstanding people to the Company’s Board.  The Board believes that a significant portion of director compensation should consist of equity-based compensation to assist in aligning directors’ interests with the long-term interests of shareholders.  The Compensation and Human Resources Committee reviews annually the form and amount of director compensation with independent outside assistance if deemed necessary, and makes appropriate recommendations to the Board in light of the responsibilities assumed and the director compensation of similarly situated companies.

For the 2009-2010 Board year (meaning the 12-month period from June 2009), non-employee directors received an annual cash retainer of $40,000 and a retainer of $5,000 for each Board committee of which they were a member, except that members of the Audit Committee received a retainer of $10,000 for service on that committee given its workload.  The Chairperson of each Board committee received an additional $10,000 retainer while the Chair of the Audit Committee received an additional retainer of $20,000.  In addition, each director received 5,000 restricted shares of Company common stock which vest over a one-year period following issuance but with a three-year holding period.  Finally, our Board Chair received a total annual retainer of $50,000 for his service as Board chair and a total of 7,500 restricted shares of Company common stock.  Directors do not receive separate meeting fees.

The following table provides information regarding the compensation of our directors in the year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Ethan Berman (2)	—	—	—
Lovida Coleman	45,000	81,300	126,300
Philip Duff	40,000	81,300	121,300
Stephanie Hanbury-Brown	53,750	81,300	135,050
Rene Kern (3)	45,000	81,300	126,300
Christopher Mitchell	47,500	81,300	128,800
Frank Noonan	55,000	81,300	136,300
Lynn Paine	45,000	81,300	126,300
Tom Renyi	25,000	81,300	106,300
Stephen Thieke	62,500	121,950	184,450
Robert Trudeau	45,000	81,300	126,300

(1)  These amounts reflect the aggregate grant date fair value of the restricted stock issued during the 2009 fiscal year, computed in accordance with FASB ASC Topic 718.

(2)  Mr. Berman received no compensation as a director. See the Summary Compensation Table above for Mr. Berman’s compensation as our chief executive officer.

(3)  At his election, Mr. Kern received shares of Company stock in lieu of the cash compensation payments, with the number of shares issued based on closing price of the Company stock on the date he would have otherwise received a cash compensation payment.

Compensation Committee Interlocks and Insider Participation

During 2009, none of our executive officers served, currently none of them serves and we anticipate that none will serve in the future, on the board of directors or compensation committee of any other entity with executive officers who have served or will serve on our board of directors or our Compensation and Human Resources Committee.

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT

The Compensation and Human Resources Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management and, based on this review and discussion, has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Form 10-K/A.  In addition, this Committee encourages shareholders to communicate their views on our compensation philosophy, policies, objectives and practices, beyond the advisory vote described in more detail below.  These communications can be addressed to:

Via Email:	sayonpay@riskmetrics.com

Mail or Delivery:	Corporate Secretary of RiskMetrics Group, Inc.
One Chase Manhattan Plaza, 44th Floor
New York, NY 10005

Compensation and Human Resources Committee

Christopher Mitchell, Chairman

Stephanie Hanbury-Brown

Lynn Paine

Robert Trudeau

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP OF OFFICERS AND DIRECTORS

AND CERTAIN BENEFICIAL OWNERS

The following table shows the number of shares of our common stock beneficially owned as of April 19, 2010 by: (i) each of our Directors and Executive Officers, (ii) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company’s common stock, and (iii) all of our Directors and Officers as a group.  Except as otherwise noted below, the address of each of the persons in the table is c/o of RiskMetrics Group, Inc., One Chase Manhattan Plaza, 44th Floor, New York, New York 10005.

Beneficial Owner	Number	Percentage#

Entities affiliated with T. Rowe Price Associates, Inc. (1) 100 E. Pratt Street Baltimore, MD 21202	4,752,209	6.5%
Entities affiliated with Baron Capital Group, Inc. (2) 767 Fifth Avenue New York, NY 10153	4,265,920	5.8%
Entities affiliated with Morgan Stanley (3) 1585 Broadway New York, NY 10036 and Morgan Stanley Investment Management Inc. 522 Fifth Avenue New York, NY 10036	3,653,164	5.0%
Entities affiliated with General Atlantic LLC(4)	12,266,332	16.8%
Entities affiliated with Spectrum Equity Investors IV, L.P.(5)	10,833,332	14.8%
Entities affiliated with TCV V, L.P.(6)	6,424,802	8.8%
Ethan Berman (7)	5,139,960	7.0%
Lovida Coleman	20,500	*
Philip Duff (8)	135,000	*
Stephanie Hanbury-Brown	7,917	*
Rene Kern (9)	12,280,913	16.8%
Christopher Mitchell (10)	10,843,332	14.8%
Frank Noonan	25,500	*
Lynn Paine	10,500	*
Tom Renyi	5,000
Stephen Thieke (11)	57,000	*
Robert Trudeau (12)	8,334	*
David Obstler (13)	547,499	*
Knut Kjaer (14)	415,000
Jorge Mina (15)	91,749	*
Stephen Harvey (16)	125,701	*
All directors and executive officers as a group (15 persons)	29,713,905	40.7%

# Based on 73,045,930 shares of common stock outstanding as of April 21, 2010, plus options to purchase common stock exercisable as of April 21, 2010 or 60 days thereafter and restricted shares whose restrictions will lapse within 60 days of April 21, 2010.

* Represents beneficial ownership of less than 1%.

(1)  T. Rowe Price Associates, Inc. has beneficial ownership of these shares as of December 31, 2009.  The information provided is based upon a Schedule 13G dated February 11, 2010, filed by T. Rowe Price Associates, Inc.

(2)  Baron Capital Group, Inc. has beneficial ownership of these shares as of December 31, 2009. The information provided is based upon a Schedule 13G/A dated February 12, 2010, filed by Baron Capital Group, Inc.

(3)  Morgan Stanley and Morgan Stanley Investment Management, Inc. have beneficial ownership of these shares as of December 31, 2009. The information provided is based upon a Schedule 13G/A dated February 12, 2010, filed by Morgan Stanley.

(4)  Includes 11,316,972 shares held by General Atlantic Partners 78, L.P., 153,329 shares held by GapStar, LLC, 617,174 shares held by GAP Coinvestments III, LLC, 166,132 shares held by GAP Coinvestments IV, LLC and 12,725 shares held by GAPCO GmbH & Co. KG. General Atlantic LLC is the general partner of General Atlantic Partners 78, L.P. and the sole member of GapStar, LLC. The Managing Members of GAP Coinvestments III, LLC

and GAP Coinvestments IV, LLC are Managing Directors of General Atlantic LLC. The general partner of GAPCO GmbH & Co. KG is GAPCO Management GmbH. The Managing Directors of General Atlantic LLC make the voting and investment decisions with respect to GAPCO Management GmbH and GAPCO GmbH & Co. KG. Rene Kern is a Managing Director of General Atlantic LLC and a Managing Member of GAP Coinvestments III, LLC and GAP Coinvestments IV, LLC. Mr. Kern disclaims beneficial ownership of such shares except to the extent of his individual pecuniary interest therein. The address for the General Atlantic entities, other than GAPCO GmbH & Co. KG and GAPCO Management GmbH, is c/o General Atlantic Service Company, LLC, Three Pickwick Plaza, Suite 200, Greenwich, Connecticut 06830. The address for GAPCO GmbH & Co. KG and GAPCO Management GmbH is Koenigsallee 62, 40212 Duesseldorf, Germany.

(5)  Includes 10,643,750 shares held by Spectrum Equity Investors IV, L.P., whose general partner is Spectrum Equity Associates IV, L.P.; 48,082 shares held by Spectrum Equity Investors Parallel IV, L.P. whose general partner is Spectrum Equity Associates IV, L.P.; and 141,500 shares held by Spectrum IV Investment Managers’ Fund, L.P. Voting and investment control over the shares held by Spectrum entities is exercised by the following members of the Spectrum investment committees: Brian B. Applegate, William P. Collatos, Benjamin M. Coughlin, Randy J. Henderson, Michael J. Kennealy, Kevin J. Maroni, Christopher T. Mitchell and Victor E. Parker, each of whom disclaims beneficial ownership of such shares, except for their individual pecuniary interest therein. The address of the Spectrum entities is 333 Middlefield Road, Suite 200, Menlo Park, California 94025.

(6)  Includes 6,305,370 shares of common stock held by TCV V, L.P.; and 119,432 shares of common stock held by TCV Member Fund, L.P., and 1,666 restricted shares held by TCV Management 2004 (“Management 2004”).  Technology Crossover Management V, L.L.C. (“TCM V”) is the sole General Partner of TCV V, L.P. and a General Partner of TCV Member Fund, L.P. The investment activities of TCM V are managed by Jay C. Hoag, Richard H. Kimball, John L. Drew, Jon Q. Reynolds and William J.G. Griffith IV (collectively, the “TCM Members”) who share voting and dispositive power with respect to the shares beneficially owned by the TCV V, L.P. and TCV Member Fund, L.P. (collectively the “TCV Funds”). TCM V and the TCM Members disclaim beneficial ownership of such shares except to the extent of their individual pecuniary interest therein.  The TCM Members are also members of Management 2004, but disclaim beneficial ownership of the shares owned by Management 2004 except to the extent of their individual pecuniary interest therein.  The address of TCM V, the TCV Funds and the TCM Members is 528 Ramona Street, Palo Alto, California 94301.

(7) Includes options to purchase 1,563,000 shares.  Does not include 977,100 shares held in an irrevocable trust for the benefit of Mr. Berman’s children created on August 18, 2000, of which Mr. Berman’s wife and father are the trustees of the irrevocable trust.  Also does not include an aggregate of 4,200 shares of common stock held in irrevocable trusts established for the benefit of Mr. Berman’s children on December 20, 2007, of which Mr. John C. Novogrod is the trustee of each of the irrevocable trusts.

(8)  Consists of 10,000 restricted shares and options to purchase 125,000 shares.

(9)  Consists of 10,000 restricted shares issued for compensatory purposes and 4,581 shares issued as stock in lieu of cash compensation.  Also includes Includes 11,316,972 shares held by General Atlantic Partners 78, L.P., 153,329 shares held by GapStar, LLC, 617,174 shares held by GAP Coinvestments III, LLC, 166,132 shares held by GAP Coinvestments IV, LLC and 12,725 shares held by GAPCO GmbH & Co. KG. General Atlantic LLC is the general partner of General Atlantic Partners 78, L.P. and the sole member of GapStar, LLC. The Managing Members of GAP Coinvestments III, LLC and GAP Coinvestments IV, LLC are Managing Directors of General Atlantic LLC. The general partner of GAPCO GmbH & Co. KG is GAPCO Management GmbH. The Managing Directors of General Atlantic LLC make the voting and investment decisions with respect to GAPCO Management GmbH and GAPCO GmbH & Co. KG.  Rene Kern is a Managing Director of General Atlantic LLC and a Managing Member of GAP Coinvestments III, LLC and GAP Coinvestments IV, LLC. Mr. Kern disclaims beneficial ownership of such shares except to the extent of his individual pecuniary interest therein.  Mr. Kern may be deemed to be a member of a “group” for purposes of the Securities Act of 1934, and disclaims beneficial ownership of securities deemed to be owned by the group that are not directly owned by Mr. Kern.

(10)  Consists of 10,000 restricted shares issued for compensatory purposes.  Also includes 10,643,750 shares held by Spectrum Equity Investors IV, L.P., whose general partner is Spectrum Equity Associates IV, L.P.; 48,082 shares held by Spectrum Equity Investors Parallel IV, L.P. whose general partner is Spectrum Equity Associates IV, L.P.; and 141,500 shares held by Spectrum IV Investment Managers’ Fund, L.P. Voting and investment control over the shares held by Spectrum entities is exercised by the following members of the Spectrum investment committees: Brian B. Applegate, William P. Collatos, Benjamin M. Coughlin, Randy J. Henderson, Michael J. Kennealy, Kevin J. Maroni, Christopher T. Mitchell and Victor E. Parker, each of whom disclaims beneficial ownership of such shares, except for their individual pecuniary interest therein.

(11)  Includes options to purchase 25,000 shares.

(12)  Consists of 8,334 restricted shares issued for compensatory purposes.  Mr. Trudeau has the sole voting and dispositive power over these shares; however, Management 2004 (as define din footnote 6 above) owns 100% of the pecuniary interest therein.  Mr. Trudeau disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.  Does not include 1,666 restricted shares previously issued to Mr. Trudeau for compensatory purposes which were transferred from Mr. Trudeau to Management 2004.  Please see note 6 above for discussion of the ownership of Management 2004.

(13)  Includes options to purchase 527,499 shares.

(14)  Includes options to purchase 400,000 shares.

(15)  Includes options to purchase 81,749 shares.

(16)  Includes options to purchase 115,701 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There have been no transactions between the Company and any related party since January 1, 2009, nor are any currently proposed, for which disclosure is required under the SEC rules.  The Audit Committee, pursuant to its written charter, is charged with the responsibility of reviewing certain issues involving potential conflicts of interest, and reviewing and approving all related party transactions, including those required to be disclosed as a ‘‘related party’’ transaction under applicable federal securities laws. The Audit Committee has not adopted any specific procedures for conducting such reviews and will consider each transaction in light of the specific facts and circumstances presented.

Indemnification Agreements with Directors

We have entered into customary indemnification agreements with all of our directors.

Director Independence

The Board annually assesses the independence of each Director nominee.  No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).  For purposes of this director independence classification, “material” will be defined as a standard of relationship (financial, personal or otherwise) that a reasonable person might conclude could potentially influence one’s objectivity in the boardroom in a manner that would have a meaningful impact on an individual’s ability to satisfy requisite fiduciary standards on behalf of shareholders.  Our definition of “independent” is included in our Governance Principals and Board Guidelines which are available on our website at www.riskmetrics.com.

Under these independence standards, and in conformity with the listing standards of the NYSE, the Board has determined that Lovida Coleman, Stephanie Hanbury-Brown, Rene Kern, Christopher Mitchell, Frank Noonan, Lynn Paine, Thomas Renyi, Stephen Thieke and Robert Trudeau, are independent.  Ethan Berman is not independent because he is also our Chief Executive Officer.  Philip Duff is not independent because of a customer contract entered into in May 2008 between the Company and Duff Capital Advisors, of which Mr. Duff was the CEO and General Partner at the time at which the contract was entered into.

Item 14.  Principal Accounting Fees and Services

In April 2009, the Audit Committee voted to appoint Deloitte & Touche LLP (“Deloitte”), an independent registered public accounting firm, to perform the annual audit of the Company’s consolidated financial statements for the fiscal year 2009, subject to ratification by the shareholders which was obtained at the Company’s annual meeting of shareholders in June 2009.

The aggregate fees for professional services rendered to the Company by Deloitte for the years ended December 31, were as follows:

	2008	2009
Audit Fees (integrated audit of the Company’s consolidated financial statements for the years ended December 31, accounting consultations, reviews of quarterly financial information, regulatory filings related to the Company’s IPO)	$1,425,100	$1,030,000
Audit related fees (services related to SAS 70 reports and registration statements)	194,500	160,000
Tax fees (tax audit assistance)	—	9,000
All other fees	—	—
Total Fees	$1,619,600	$1,199,000

Audit Committee Pre-Approval Policy

Audit and Audit Related Services:

The Audit Committee, at a minimum, will annually approve the annual audit fee which includes the annual audit, quarterly review services and statutory audit fees as outlined in the Independent Auditor’s annual audit engagement letter.  All other audit and audit related services shall be approved by the Audit Committee with the exception of the following:

•                  The Company’s Chief Financial Officer (“CFO”) may approve audit and audit related fees on an engagement-by-engagement approach provided that each engagement: i) does not exceed $50,000 and ii) is in accordance with the Audit Committee’s policy objectives including maintaining the independence of the outside auditor.  In order to make such determination, the CFO will receive from the business staff requesting these services a written explanation of why retention of the Independent Auditor to perform this work will benefit the Company.  The CFO must also receive from the Independent Auditor a representation that the requested services will not impair the Independent Auditor’s independence under applicable professional standards.  If there is any uncertainty as to whether the engagement will violate the policy objectives, the CFO will consult with the Audit Committee in order to obtain approval.

The approval of such fees will be noted by the signing of an engagement letter.

Non Audit Services:

All non-audit services must be approved by the Audit Committee with the exception of the following:

•                  The Company’s Chief Financial Officer (“CFO”) may approve non- audit related fees on an engagement-by-engagement approach provided that each engagement: i) does not exceed $25,000 and ii) is in accordance with the Audit Committee’s policy objectives including maintaining the independence of the outside auditor.  In order to make such determination, the CFO will receive from the business staff requesting these services a written explanation of why retention of the Independent Auditor to perform this work will benefit the Company.  The CFO must also receive from the Independent Auditor a representation that the requested services will not impair the Independent Auditor’s independence under applicable professional standards.   If there is any uncertainty as to whether the engagement will violate the policy objectives, the CFO will consult with the Audit Committee in order to obtain approval.

The approval of such fees will be noted by the signing of an engagement letter.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3.) Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.1	Section 906 Certification of Principal Executive Officer*

32.2	Section 906 Certification of Principal Financial Officer*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 30th day of April, 2010.

RISKMETRICS GROUP, INC.

By:	/s/ M. ETHAN BERMAN
M. Ethan Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. ETHAN BERMAN	Chief Executive Officer	April 30, 2010
M. Ethan Berman	(Principal Executive Officer)

/s/ DAVID M. OBSTLER	Chief Financial Officer	April 30, 2010
David M. Obstler	(Principal Financial Officer)

/s/ ERIC DANIELS	Global Controller	April 30, 2010
Eric Daniels	(Principal Accounting Officer)

/s/ LOVIDA COLEMAN, JR.	Director	April 30, 2010
Lovida Coleman, Jr.

/s/ PHILIP DUFF	Director	April 30, 2010
Philip Duff

/s/ STEPHANIE HANBURY-BROWN	Director	April 30, 2010
Stephanie Hanbury-Brown

/s/ RENE M. KERN	Director	April 30, 2010
Rene M. Kern

/s/ CHRISTOPHER MITCHELL	Director	April 30, 2010
Christopher Mitchell

/s/ FRANK NOONAN	Director	April 30, 2010
Frank Noonan

/s/ LYNN PAINE	Director	April 30, 2010
Lynn Paine

/s/ THOMAS RENYI	Director	April 30, 2010
Thomas Renyi

/s/ STEPHEN THIEKE	Director	April 30, 2010
Stephen Thieke

/s/ ROBERT TRUDEAU	Director	April 30, 2010
Robert Trudeau