Form 10-Q
period 2010-03-31
RiskMetrics Group Inc
filed 2010-05-06
CIK 1295172

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐    No ☒

        The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2010 was:

Class	Outstanding
Common stock $.01 par value	69,163,183

RiskMetrics Group, Inc
Index to Form 10-Q

Page Number
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
Condensed Consolidated Financial Statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 (unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Changes in Stockholders' Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3—Quantitative and Qualitative Disclosures About Market Risk	35
Item 4—Controls and Procedures	36
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	37
Item1A—Risk Factors	37
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3—Defaults Upon Senior Securities	39
Item 5—Other Information	39
Item 6—Exhibits	39

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,650	$226,612
Accounts receivable—net	34,343	38,534
Deferred tax assets	834	839
Income taxes receivable	26,553	10,139
Other receivables and prepaid expenses	6,805	4,144

Total current assets	311,185	280,268
Intangible assets—net	129,499	135,359
Goodwill	325,605	326,247
Property and equipment—net	13,471	14,042
Deferred financing costs	3,928	4,188
Other assets	1,841	2,036

TOTAL ASSETS	$785,529	$762,140

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,856	$3,337
Accrued expenses	23,176	43,243
Debt—current portion	2,966	2,966
Deferred revenue—current portion	114,464	115,761
Other current liabilities	221	221

Total current liabilities	144,683	165,528
LONG-TERM LIABILITIES:
Debt	284,688	285,430
Deferred tax liabilities	29,869	29,891
Deferred revenue	560	1,017
Other long-term liabilities	17,545	18,621

Total liabilities	$477,345	$500,487

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value—200,000,000 authorized; 67,094,293 and 63,324,880 issued and 66,851,139 and 63,081,726 outstanding at March 31, 2010 and December 31, 2009, respectively	$671	$633
Treasury stock—243,154 shares	(579)	(579)
Additional paid-in capital	493,772	451,110
Accumulated other comprehensive loss	(10,668)	(9,240)
Accumulated deficit	(175,012)	(180,271)

Total stockholders' equity	308,184	261,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$785,529	$762,140

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

(In thousands, except share and per share amounts)

	2010	2009
REVENUES	$77,046	$77,381

OPERATING COSTS AND EXPENSES:
Cost of revenues	26,670	23,322
Research and development	12,000	10,137
Selling and marketing	7,510	7,067
General and administrative	9,763	10,607
Depreciation and amortization of property and equipment	2,151	1,955
Amortization of intangible assets	5,910	5,592

Total operating costs and expenses(1)	64,004	58,680

INCOME FROM OPERATIONS	13,042	18,701
INTEREST, DIVIDEND AND INVESTMENT INCOME (EXPENSE), NET:
Interest, dividend and investment income	114	193
Interest expense	(4,993)	(5,386)

Total interest, dividend and investment income (expense), net	(4,879)	(5,193)

INCOME BEFORE PROVISION FOR INCOME TAXES	8,163	13,508
PROVISION FOR INCOME TAXES	2,904	4,981

NET INCOME	$5,259	$8,527

NET INCOME PER SHARE:
Basic	$0.08	$0.14

Diluted	$0.08	$0.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	64,131,260	61,464,761
Diluted	69,420,519	67,342,539

(1)
Includes stock-based compensation expense of:

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$741	$610
Research and development	716	520
Selling and marketing	586	338
General and administrative	341	340

Total stock-based compensation	$2,384	$1,808

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(In thousands, except share amounts)

	Common Shares
					Accumulated Other Comprehensive Loss
	Number of Shares Issued	Amount	Treasury Stock	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
BALANCE—January 1, 2009	61,673,960	$617	$(579)	$431,781	$(17,255)	$(211,397)	$203,167
Comprehensive income:
Net income	—	—	—	—	—	31,126	31,126
Foreign currency translation adjustment	—	—	—	—	3,229	—	3,229
Net unrealized gain on cash flow hedge, net of deferred tax liability of $2,544	—	—	—	—	4,786	—	4,786

Total comprehensive income	—	—	—	—	—	—	39,141
Common shares issued upon exercise of stock options	1,540,036	15	—	6,127	—	—	6,142
Tax benefit associated with exercise of stock options	—	—	—	4,188	—	—	4,188
Stock-based compensation	—	—	—	9,015	—	—	9,015
Issuance of common stock	110,884	1	—	(1)	—	—	—

BALANCE—December 31, 2009	63,324,880	633	(579)	451,110	(9,240)	(180,271)	261,653

Comprehensive income:
Net income	—	—	—	—	—	5,259	5,259
Foreign currency translation adjustment	—	—	—	—	(2,148)	—	(2,148)
Net unrealized gain on cash flow hedge, net of deferred tax liability of $440	—	—	—	—	720	—	720

Total comprehensive income	—	—	—	—	—	—	3,831
Common shares issued upon exercise of stock options (Note 11)	3,759,272	38	—	22,581	—	—	22,619
Tax benefit associated with exercise of stock options	—	—	—	17,697	—	—	17,697
Stock-based compensation	—	—	—	2,384	—	—	2,384
Issuance of common stock (Note 11)	10,141	—	—	—	—	—	—

BALANCE—March 31, 2010	67,094,293	$671	$(579)	$493,772	$(10,668)	$(175,012)	$308,184

Disclosure of realized loss:
Unrealized loss on cash flow hedge	$(1,169)
Realized loss for cash flow hedge settlement, net of tax benefit(Note 8)	(1,889)

Net unrealized gain on cash flow hedge	$720

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

(Amounts in thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,259	$8,527
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,151	1,955
Provision for bad debts	(58)	266
Amortization of intangible assets	5,910	5,592
Amortization of debt issuance costs	260	260
Stock-based compensation	2,384	1,808
Excess tax benefit associated with exercise of stock options	(18,289)	(292)
Changes in assets and liabilities (net of assets and liabilities acquired):
Decrease (increase) in accounts receivable	3,798	(9,118)
Decrease in income and deferred taxes	1,377	4,901
Increase in other receivables and prepaid expenses	(1,963)	(1,650)
Decrease (increase) in other assets	150	(824)
Increase in trade accounts payable	585	2,826
(Decrease) increase in deferred revenue	(1,642)	10,421
Decrease in accrued expenses and other liabilities	(19,648)	(20,376)

Net cash (used in) provided by operating activities	(19,726)	4,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,670)	(609)
Cash paid to acquire Innovest (net of cash acquired)	—	(14,883)

Net cash used in investing activities	(1,670)	(15,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(741)	—
Excess tax benefit associated with exercise of stock options	18,289	292
Proceeds from exercise of stock options	21,903	221

Net cash provided by financing activities	39,451	513

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,017)	(788)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,038	(11,471)
CASH AND CASH EQUIVALENTS—Beginning of period	226,612	170,799

CASH AND CASH EQUIVALENTS—End of period	$242,650	$159,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,863	$5,055
Cash paid for income taxes	$1,552	$510

See notes to condensed consolidated financial statements.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

1. OVERVIEW AND BASIS OF PRESENTATION

        Company Overview—RiskMetrics Group, Inc. ("the Company" or "RiskMetrics") is a provider of risk management and corporate governance products and services to participants in the global financial markets. The Company's products and services enable its clients to better understand and manage the risks associated with their financial holdings, provide greater transparency to their internal and external constituencies, satisfy regulatory and reporting requirements and make more informed investment decisions. The Company provides its products and services across multiple asset classes, markets and geographies to a diverse client base including asset managers, hedge funds, pension funds, banks, insurance companies, financial advisors and corporations. The Company operates in two business segments, the "RiskMetrics business" and the "ISS business".

        Principles of Consolidation and Basis of Presentation—The condensed consolidated financial statements include the accounts of RiskMetrics and its wholly owned-subsidiaries which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

        The condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 condensed consolidated financial statement information has been derived from the 2009 audited consolidated financial statements.

2. MERGER AGREEMENT

        On February 28, 2010, the Company announced it had entered into a merger agreement (the "Merger Agreement") with MSCI Inc. ("MSCI"), a Delaware corporation, and Crossway Inc., a wholly owned subsidiary of MSCI and a Delaware corporation ("Merger Subsidiary"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into RiskMetrics (the "Merger"), with RiskMetrics continuing as the surviving corporation and a wholly owned subsidiary of MSCI. The Merger is expected to become effective and close during MSCI's quarter ending August 31, 2010.

        As a result of the Merger, at the effective date, each outstanding share of RiskMetrics common stock, other than shares owned by RiskMetrics, MSCI, or Merger Subsidiary and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

2. MERGER AGREEMENT (Continued)

converted into the right to receive a combination of (i) 0.1802 shares of MSCI Class A common stock and (ii) $16.35, in cash, without interest.

        In connection, and concurrently, with the Merger Agreement, (i) certain stockholders of RiskMetrics entered into a voting agreement with MSCI pursuant to which such stockholders committed to vote in the aggregate approximately 50.2% of the outstanding shares of RiskMetrics common stock in favor of the Merger and (ii) Ethan Berman, the chief executive officer of RiskMetrics, entered into a Non-Competition and Non-Solicitation Agreement with MSCI.

        Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by RiskMetrics' stockholders, (ii) the absence of any law or order prohibiting the closing, (iii) the receipt in full of the debt financing for the transaction, (iv) the expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of any required foreign antitrust approvals, (v) subject to certain exceptions, the accuracy of representations and warranties, (vi) the effectiveness of the registration statement for the MSCI Class A common stock being issued in the Merger and (vii) certain other customary closing conditions.

        A copy of the merger agreement was filed as an exhibit to RiskMetrics Current Report on Form 8-K filed on March 2, 2010.

        RiskMetrics and MSCI have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their respective businesses in the ordinary course consistent with past practice between the execution of the Merger Agreement and consummation of the Merger and to use reasonable best efforts to cause the Merger to be consummated. In addition, RiskMetrics has covenanted (i) to cause a stockholder meeting to be held to consider approval of the transactions contemplated by the Merger Agreement, (ii) subject to certain exceptions, for RiskMetrics' board of directors to recommend adoption of the Merger Agreement by RiskMetrics' stockholders, (iii) not to solicit proposals relating to alternative business combination transactions and (iv) subject to certain exceptions, not to enter into discussions concerning or provide confidential information in connection with alternative business combination transactions.

        The Merger Agreement contains certain termination rights for both RiskMetrics and MSCI, including (i) the right of RiskMetrics in certain circumstances to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), (ii) the right of MSCI to terminate the Merger Agreement if RiskMetrics' board of directors changes its recommendation with respect to the Merger, and (iii) certain other customary termination rights. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, including the circumstances described in the foregoing clauses (i) and (ii), RiskMetrics would be required to pay MSCI a cash termination fee of $50 million. In addition, MSCI is obligated under the Merger Agreement to pay a cash termination fee of $100 million to RiskMetrics if the Merger Agreement is terminated because the Merger is not consummated by September 1, 2010 and prior to the date of termination, all closing conditions to MSCI's obligation to close are satisfied other than the financing condition. If either party pays the termination fee as described in the prior sentence, the termination fee will constitute the other party's sole remedy against the paying party for the failure to close due to

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

2. MERGER AGREEMENT (Continued)

a financing failure. In addition, the Merger Agreement provides that under specified circumstances, including if RiskMetrics' stockholders fail to adopt the Merger Agreement, RiskMetrics may be required to reimburse MSCI for its expenses incurred in connection with the transaction, up to $10 million in the aggregate.

        During the three months ended March 31, 2010, RiskMetrics incurred $1,826 of expenses related to the proposed merger with MSCI. Such expenses are included in general and administrative expenses in the accompanying condensed consolidated statement of income.

3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

        Use of Estimates and Significant Accounting Policies—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, the fair value of acquired assets and liabilities, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures. There have been no changes to the Company's significant accounting policies since December 31, 2009, other than as discussed below.

  Effects of Recently Issued Accounting Pronouncements

  Multiple-Deliverable Revenue Arrangements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for revenue arrangements with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for the Company in the first quarter of fiscal year 2011, however earlier adoption is permitted. The Company is currently assessing the impact the guidance may have on its condensed consolidated financial statements upon adoption on January 1, 2011.

  Fair Value Measurement

        In January 2010, the FASB issued authoritative guidance to require additional disclosures about (a) the different classes of assets and liabilities measured at fair value, (b) the valuation techniques and inputs used, (c) the activity in Level 3 fair value measurements and (d) the transfers between Levels 1, 2, and 3. The disclosure requirements related to recurring and nonrecurring fair value measurements.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The guidance was effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective beginning January 1, 2011. Other than requiring additional fair value disclosures, adoption of this new guidance will not have an impact on the Company's condensed consolidated financial statements.

4. ACQUISITIONS

        The Company did not complete any acquisitions during the three months ended March 31, 2010.

        The table below summarizes the acquisitions completed during 2009. The Company did not make any significant changes to the purchase price allocations compared with the estimates existing at December 31, 2009.

Acquisition	Description	Date Completed	Purchase Price*
Innovest Strategic Advisors	International investment research and advisory firm, specializing in analyzing "non- traditional" drivers of risk and shareholder value, including companies' performance on environmental, social and governance issues.	March 2, 2009	$14.8 million
KLD Research & Analytics, Inc.	Independent investment research firm providing management tools to professionals integrating environmental, social and governance factors into their investment decisions.	October 30, 2009	$9.9 million

*
Total purchase price less cash acquired

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

5. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7 - 11 years	$135,490	$(39,929)	$95,561
Acquired technology	5 years	27,123	(16,761)	10,362
Covenant not to compete	1 - 3 years	1,800	(1,376)	424
Proprietary process	5 - 7 years	9,600	(3,480)	6,120
Trade names	1 - 10 years	24,320	(7,914)	16,406
Other intangibles	4 years	240	(24)	216
Customer contracts	1 year	1,180	(770)	410

Total		$199,753	$(70,254)	$129,499

	December 31, 2009
	Useful Lives	Gross	Accumulated Amortization	Net
Customer relationships	7 - 11 years	$135,440	$(36,629)	$98,811
Acquired technology	5 years	27,123	(15,405)	11,718
Covenant not to compete	1 - 3 years	1,800	(1,263)	537
Proprietary process	5 - 7 years	9,600	(3,128)	6,472
Trade names	1 - 10 years	24,320	(7,265)	17,055
Other intangibles	4 years	240	(10)	230
Customer contracts	1 year	1,180	(644)	536

Total		$199,703	$(64,344)	$135,359

        Annual amortization expense, which is based on the values of intangible assets and their useful lives, for the next five years, is expected to be as follows:

Remainder of year ending December 31, 2010	$17,760
Years ending December 31,
2011	22,685
2012	17,590
2013	17,311
2014	15,783

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

5. INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill changed during the three months ended March 31, 2010 as follows:

Balance at January 1, 2010	$326,247
Purchase price adjustment of KLD intangible asset	(50)
Tax benefit on exercise of ISS acquisition stock options	(592)

Balance at March 31, 2010	$325,605

6. ACCRUED EXPENSES

        Accrued expenses as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
Accrued compensation and related tax	$15,085	$31,543
Accrued data and web hosting expenses	620	1,160
Accrued travel and entertainment	539	389
Accrued professional fees	1,621	1,318
Current portion of deferred rent	203	203
Interest payable	—	2,170
Other accrued expenses	5,108	6,460

	$23,176	$43,243

7. DEBT

        The Company's debt is comprised of a term loan facility and a revolving credit facility. As of March 31, 2010, $287.7 million of debt remains outstanding under the term loan and no indebtedness remains outstanding under the revolving credit facility. The maturity date of the first lien term loan is December 2013.

        The credit facilities consist of a $25 million revolving credit facility and $300 million of first lien term loan facility and accumulates interest, at the option of the Company at: (a) the LIBOR rate plus a margin of 1.75% to 2.25% depending on the Company's consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) Bank of America's "prime rate," plus a margin of 0.75% or 1.25% depending on the consolidated leverage ratio. Amounts repaid under the first lien term loan facility may not be re-borrowed.

        The effective interest rate on the Company's debt, after considering the impact of interest rate swaps, was 6.5% and 7.1% for the three months ended March 31, 2010 and 2009, respectively.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

7. DEBT (Continued)

        In addition to quarterly interest payments due on the credit facility, the Company is required to repay the principal amounts on the term loan in quarterly installments of $741. Furthermore, the Company is required to make a mandatory payment equal to each year's excess cash flow depending on leverage ratios, as defined in the term loan facility, within five days of delivery of audited financial statements. Based on the Company's consolidated leverage ratio as of March 31, 2010, no future excess cash flow payments would be required as long as that ratio is maintained. The Company is required to repay the aggregate principal remaining on the term loan on the maturity date. The Company may voluntarily prepay the credit facilities in whole or in part without penalty. In April 2010, the Company recently repaid a portion of the first lien term loan facility (see Note 14).

        Scheduled repayments of balances outstanding as of March 31, 2010 are as follows:

For the twelve months ending March 31,
2011	$2,966
2012	2,966
2013	2,966
2014	278,756

$287,654

        The Company has guaranteed the payment and performance of the credit facilities and has pledged substantially all of its assets as collateral against the debt.

        The Company incurred debt issuance costs of $10,074, which have been recorded on the accompanying condensed consolidated balance sheet, net of amortization. Such amount is being amortized over the life of the remaining debt and is reflected as a component of interest expense on the accompanying condensed consolidated statements of income. The following table summarizes amortization of debt issuance costs in the accompanying condensed consolidated statements of income:

	Three Months Ended March 31,
	2010	2009
Amortization of debt issuance costs	$260	$260

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Derivative Instruments

        The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the fair value asset or liability of derivative instruments, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3). The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

amount. As of March 31, 2010 the Company had interest rate swap agreements which are valued using level 2 inputs as shown in the following table:

		Fair value at March 31, 2010, using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Interest rate swap liability	$13,821	$—	$13,821	$—

        The inputs to derive fair value of the Company's interest rate swap include a comparison of the present value of the fixed interest LIBOR rate of 5.099% to the present value of the floating interest LIBOR rates over the contractual life of the instrument (which ranged from 0.2% to 2.3% as of March 31, 2010).

        In February 2007, the Company entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company changed the fixed/variable interest-rate mix of its debt portfolio. The agreements effectively convert floating-rate debt into fixed-rate debt over the maturity life of the debt. This reduces the Company's risk of incurring higher interest costs in periods of rising interest rates and increases the Company's risk of paying higher interest costs in periods of decreasing interest rates. The interest rate swap agreements adjusted the Company's weighted average effective interest rate, which resulted in a loss being recorded in interest expense in the accompanying condensed consolidated statements of income.

        The Company's interest-rate swap agreements hedge a substantial portion of the interest rate risk exposure under the Company's debt (see Note 7). As of March 31, 2010 and December 31, 2009, the swap agreements had a notional amount of $205,838 and $251,363, respectively. As of March 31, 2010 and December 31, 2009, the swap agreements had a fair value liability of $13,821 and $14,981, respectively, which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

        The notional amount of the swap amortizes over the life of the debt and results in gains and losses being recognized in interest expense in the accompanying condensed consolidated statements of income. The loss from the amortization and reduction of the swap agreement is summarized in the following table:

	Three Months Ended March 31,
	2010	2009
Loss from swap agreement	$3,047	$2,542

        These hedges of interest rate risk relating to the Company's debt have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

  Other Financial Instruments

        The carrying value of the Company's cash, accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short-term nature of these items. The carrying value and approximate fair value of the Company's debt based on prevailing interest rates as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Carrying value	$287,654	$288,395
Estimated fair value	287,000	278,000

9. INCOME TAXES

        The Company's effective tax rate for the provision for income taxes was 35.6% and 36.9% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate of 35.6% for the three months ended March 31, 2010 reflects the Company's estimate of the effective tax rate during the period.

        As of March 31, 2010, the Company's unrecognized tax benefits totaled $2,043, all of which would favorably impact the Company's effective tax rate, if recognized. Over the next nine months, an increase of $462 will be recorded for unrecognized tax benefits and such increase will unfavorably impact the Company's income tax provision. Interest and penalties accrued during the three months ended March 31, 2010 and 2009 were not significant.

        The Company's tax returns for 2006-2008 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to international and state taxing jurisdictions. Currently, the Company or its subsidiaries have been selected for audit by the Internal Revenue Service for 2006 and 2007, and Canada Revenue Agency for 2005 and 2006. As of March 31, 2010 and December 31, 2009, $304 and $280 were accrued for the payment of interest and penalties, respectively. No significant changes in uncertain tax positions are expected in the next twelve months.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

9. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2010	$1,889
Additions based on tax positions related to the current period	130
Additions for tax positions of prior years	24

Balance as of March 31, 2010	$2,043

10. COMMITMENTS AND CONTINGENCIES

        The Company is committed to unrelated parties for the rental of office space under operating leases. As of March 31, 2010, minimum future rental payments under non-cancellable operating leases are as follows:

For the twelve months ending March 31,
2011	$7,223
2012	6,850
2013	4,640
2014	2,431
2015	810
Thereafter	1,110

Total minimum lease payments	$23,064

        During the three months ended March 31, 2009, the Company incurred lease exit costs of $607, as a result of moving various Company operations. Such expenses have been included in general and administrative expenses in the accompanying condensed consolidated statements of income. Rent expense on leases was $2,005 and $2,024 for the three months ended March 31, 2010 and 2009, respectively.

        Data and Web Hosting Agreements—The Company has entered into agreements with various vendors to supply the Company with data and web hosting. The aggregate minimum payments with respect to these data and web hosting agreements as of March 31, 2010, are as follows:

For the twelve months ending March 31,
2011	$13,203
2012	2,957
2013	293
2014	85

Total	$16,538

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Contingencies—The Company has no pending litigation matters against it that it considers to be material nor has the Company initiated any litigation against any parties, except as indicated below.

        On March 4, 2010, a putative stockholder class action complaint was filed against RiskMetrics, the members of the RiskMetrics board of directors and MSCI in the Court of Chancery of the State of Delaware. This lawsuit challenges the proposed merger (see Note 2) and alleges, among other things, that the individual members of the RiskMetrics board of directors breached their fiduciary duties by approving the proposed merger. This lawsuit seeks, among other things, damages and injunctive relief prohibiting the defendants from consummating the merger. On April 23, 2010, the parties to the action reached an agreement in principle to resolve and settle the action. The settlement is subject to documentation and customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification and final approval by the Court of Chancery of the State of Delaware following notice to the stockholders of RiskMetrics. The Company believes the probability of a significant financial settlement resulting from this complaint is remote.

11. STOCK-BASED COMPENSATION

        The Company has incentive plans that provide for the issuance of equity awards, including stock options and non-vested shares of our common stock ("non-vested stock").

  Stock Options

        In January 2007 the Company's Board of Directors adopted a Stock Option Plan (the "2007 Plan") that provides for the grant of options and non-vested stock to employees, consultants, and non-employee directors to purchase common stock, which generally vest over a four year period and have a ten-year contractual term. The maximum number of shares of the Company's common stock available for issuance under the 2007 Plan is 10,000,000. As of March 31, 2010, 3,633,520 options and 221,817 shares of non-vested stock granted under the 2007 Plan remain outstanding.

        As of March 31, 2010, approximately 5,138,898 shares remain available for grant for stock options and non-vested stock under the 2007 Plan. As of March 31, 2010, the Company has 5,349,952 outstanding options that were issued pursuant to plans that have been retired by the Company.

        The following table summarizes the Company's stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—January 1, 2010	12,189,869	$8.03
Granted	601,000	18.61
Exercised	(3,759,272)	6.02
Forfeited	(48,125)	14.58

Outstanding—March 31, 2010	8,983,472	9.54

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

11. STOCK-BASED COMPENSATION (Continued)

        The Company's stock options outstanding as of March 31, 2010 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.00 - 5.00	3,750,058	3.28	$2.72	3,750,056	$2.72
5.01 - 10.00	870,089	5.78	7.00	814,467	6.99
10.01 - 15.00	823,625	8.95	12.09	128,875	11.88
15.01 - 20.00	3,539,700	7.96	16.81	1,430,068	16.04

	8,983,472	5.89	$9.54	6,123,466	$6.59

        Of the unvested options as of March 31, 2010, 2,516,805 are expected to vest in the future. As of March 31, 2010 the intrinsic value of stock options outstanding and exercisable was approximately $117,414 and $98,098, respectively.

        The intrinsic value of stock options exercised during the three months ended March 31, 2010 was approximately $55,807. The Company recorded an excess tax benefit associated with exercise of stock options of $18,289 and $292 for the three months ended March 31, 2010 and 2009, respectively, which is recorded as an operating cash outflow and financing cash inflow on the accompanying condensed consolidated statements of cash flows.

        The fair value of stock options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.7%	2.0%
Expected term (in years)	5.8	5.6
Expected stock price volatility	43%	46%
Expected dividend yield	None	None

        The weighted-average per share fair value of options granted was as follows:

	Three Months Ended March 31,
	2010	2009
Weighted-average per share fair value of options granted	$8.28	$5.27

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

11. STOCK-BASED COMPENSATION (Continued)

  Non-vested Stock

        The following table summarizes non-vested stock activity for the three months ended March 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares at January 1, 2010	176,243	$16.83
Granted	55,715	$18.57
Vested	(10,141)	$17.25

Unvested shares at March 31, 2010	221,817	$17.79

        The total fair value of shares vested during the three months ended March 31, 2010 was $175. As of March 31, 2010, there was approximately $16,660 of unrecognized compensation costs related to stock options and non-vested share-based compensation awards granted under the stock option plans, which is expected to be recognized over a period of approximately four years.

12. EARNINGS PER SHARE

        Basic earnings per common share are computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income attributable to common shareholders by a diluted weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive.

        In computing earnings per share for the three months ended March 31, 2010 and 2009, the difference between basic and diluted number of shares outstanding is as follows:

	Three Months Ended March 31,
	2010	2009
Basic number of weighted-average shares outstanding	64,131,260	61,464,761
Effect of dilutive securities—stock options and non-vested stock	5,289,259	5,877,778

Diluted number of weighted-average shares outstanding	69,420,519	67,342,539

        Options and non-vested stock of 1,046,970 and 4,140,515 common shares during the three months ended March 31, 2010 and 2009, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

13. SEGMENT INFORMATION

        The Company has two reportable segments, the RiskMetrics business and the ISS business. These designations have been made as the discrete operating results of these segments are reviewed by the Company's chief operating decision maker to assess performance and make operating and asset allocation decisions. The Company allocates corporate and other shared services to each segment based on the employees' geographic location, revenue allocation and headcount.

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

        Results of operations by segment for the three months ended March 31, 2010 and 2009 is as follows:

	RiskMetrics Business	ISS Business	Total
Three months ended March 31, 2010:
Revenues	$40,216	$36,830	$77,046

Depreciation and amortization of property and equipment	1,012	1,139	2,151
Amortization of intangible assets	92	5,818	5,910
Other operating expenses	28,248	27,695	55,943

Income from operations	$10,864	$2,178	$13,042

Interest, dividend and investment income			114
Interest expense			(4,993)

Income before provision for income taxes			8,163
Provision for income taxes			2,904

Net income			$5,259

Asset information at March 31, 2010:
Segment assets	$257,638	$527,891	$785,529
Goodwill	$—	$325,605	$325,605

RISKMETRICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

(Unless indicated otherwise, all amounts in thousands, except share and per share amounts)

13. SEGMENT INFORMATION (Continued)

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

14. SUBSEQUENT EVENT

        On April 16, 2010, the Company utilized its existing cash and cash equivalents to repay $81.0 million of its first lien term loan facility. As a result, the current portion of long-term debt was reduced by $3.0 million and long-term debt, net of current portion, was reduced by $78.0 million.

**********

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Unless the context otherwise indicates or requires, as used in this Form 10-Q, references to "we," "us," "our" or the "company" refer to RiskMetrics Group, Inc., and its subsidiaries. References to "RiskMetrics" refer only to our subsidiary, RiskMetrics Solutions, Inc. and its subsidiaries, references to "ISS" refer only to our subsidiary Institutional Shareholder Services, Inc. and its subsidiaries. In this Form 10-Q, all dollar amounts are expressed in thousands, unless indicated otherwise. References to our "clients" include each business unit, division or wholly-owned subsidiary of a parent company which has entered into a separate customer contract with us.

        The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009 (the "Form 10-K"). This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and timing of events may differ significantly from those expressed or implied due to a number of factors, including those set forth in "Item 1A.—Risk Factors," on our Form 10-K.

Overview

        The discussion below represents the current business overview and strategy of the Company as of the date of this 10-Q filing. Our future business activities and strategy may be subject to change upon consummation of the proposed MSCI merger, See Note 2 of our condensed consolidated financial statements appearing elsewhere in this Form 10-Q, which provides further information on the proposed merger.

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

        Our growth strategy is focused on the following:

  •
  increasing sales to existing clients by providing additional data, research, analytical products and processing services, which we believe will be enhanced by leveraging our sales team;

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

        We benefit from a number of favorable attributes of our business model. These attributes include:

        Subscription-based revenue model:    We sell our services primarily on an annual subscription basis and recurring revenues accounted for approximately 91.3% of our total revenues during the three months ended March 31, 2010, and we had a renewal rate of 83.3% during that time. Our subscription model and historically high renewal rates minimize volatility in our revenues and provide significant visibility for our future results. We consider our renewal rates to be fairly high but they are currently below historical levels as a result of the recent economic conditions and its impact on our customers in the financial services industry.

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

Our Revenues

        We generate a substantial majority of our revenues from annual subscriptions to our products and services, for which our clients generally pay us in advance. These contracts generally renew automatically on an annual basis. Our products and services are generally priced based on the access to our applications and services, including research, voting and reports purchased. We do not generally price our products and services based on our clients' assets under management ("AUM"). As a result, we are not directly subject to revenue fluctuations resulting from changes in our clients' AUM. Our experience has been that, over time, our clients have often added users and purchased additional products and services from us, which has led to increases in our revenues per client.

        Revenues from subscription contracts are referred to as recurring revenues. Recurring revenues are generated through the renewal of existing contracts and the signing of new subscription contracts. For the three months ended March 31, 2010, approximately 91.3% of our total revenues were generated from these subscription contracts. The subscription fees received from our clients are recorded as deferred revenues and recognized each month as our services are rendered. Our renewal rate, which was 83.4% for the three months ended March 31, 2010, combined with our level of new subscription contracts, determine our annualized contract value, which is a leading indicator of our recurring revenues. Our annualized contract value as of March 31, 2010 was $281.4 million.

        We also generate non-recurring revenue from sales of products and services without a subscription contract, which represented 8.7% of total revenues during the three months ended March 31, 2010.

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

        Our ACV for the RiskMetrics business and ISS business as of March 31, 2010 and 2009, respectively, as well as the percentage growth period over period is set forth, separately for each business, in the tables below.

  Year-Over-Year Comparison

	As of March 31,
	2010	2009
RiskMetrics business annualized contract value	$157,395	$159,994

Percent decline	1.6%
ISS business annualized contract value(1)	$123,996	$127,977

Percent decline	3.1%

(1)
KLD Research and Analytics, Inc. was acquired on October 30, 2009 with $5.8 million of ACV. ACV does not include any contracts where fees are based on the clients' AUM, which at March 31, 2010 have approximately $1.2 million of annual revenue.

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

        The renewal rate for our RiskMetrics business and ISS business for the three months ended March 31, 2010 and 2009 is set forth separately for each business in the table below.

	Three Months Ended March 31,
	2010	2009
RiskMetrics business renewal rate	82.7%	85.8%
ISS business renewal rate	84.5%	80.4%

Non-Recurring Revenues

        Non-recurring revenues result from sales on a non-subscription basis. Non-recurring revenues for the RiskMetrics business and ISS business for the three months ended March 31, 2010 and 2009 are set forth in the table below. Our non-subscription services include AUM fees, implementation, compensation advisory services and similar services and overages related to ISS' Proxy Research and Voting business. Revenues from implementation and AUM are recognized as the related subscription service is provided, some Compensation Advisory Services revenues are recognized over a three month period and other non-recurring revenues are recognized once the service is provided. To the extent that clients' actual usage of proxy voting services or proxy research reports exceeds contracted-for limits, the excess usage is considered to be an overage and clients are charged additional fees. Our clients' overages are typically an indication of larger proxy voting contract renewals.

	Three Months Ended March 31,
	2010	2009
RiskMetrics business percent non-recurring revenue	1.3%	1.5%
ISS business percent non-recurring revenue	16.8%	16.3%

Our Operating Costs and Expenses

        Compensation expense represents a substantial majority of our expenses across all of our operating functions (57.0% of total operating expenses for the three months ended March 31, 2010). Compensation expenses before stock-based compensation expense are comprised of base salary, bonuses, benefits, payroll taxes and sales commissions. While we expect compensation expense to increase over time, we believe that the economies of scale in our operating model will allow us to grow our compensation expenses at a lower rate than revenues.

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

Adjusted EBITDA

        The Adjusted EBITDA data below sets forth supplementary information that we believe is useful for investors in evaluating our underlying operations:

	Three Months Ended March 31,
	2010	2009	%
Adjusted EBITDA	$25,313	$29,359	(13.8)%

        Adjusted EBITDA, as defined in our credit facilities, represents net income (loss) before interest, dividend and investment income (expense), provision for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, non-cash stock-based compensation expense and extraordinary or non-recurring charges or expenses. It is a material metric used by our lenders in evaluating compliance with the maximum consolidated leverage ratio covenant in our credit facilities. The maximum consolidated leverage ratio covenant, as defined in our credit facilities, represents the ratio of total indebtedness as compared to Adjusted EBITDA, and cannot exceed a maximum ratio range which declines from 8.50 to 3.00 over the life of the credit facilities. Non-compliance with this covenant could result in us being required to immediately repay our outstanding indebtedness under our credit facilities. Adjusted EBITDA is also a metric used by management to measure operating performance and for planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability.

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

  •
  Adjusted EBITDA does not include stock-based compensation expense;

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

  •
  Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

        The table below sets forth a reconciliation of net income to Adjusted EBITDA on our historical results:

	Three Months Ended March 31,
	2010		2009
Net income	5,259		$8,527
Interest, dividend, and investment income (expense), net	4,879		5,193
Provision for income taxes	2,904		4,981
Depreciation and amortization of property and equipment	2,151		1,955
Amortization of intangible assets	5,910		5,592
Stock-based compensation	2,384		1,808
Non-recurring expenses	1,826	(a)	1,303	(b)

Adjusted EBITDA	$25,313		$29,359

(a)
Represents transaction costs related to the anticipated MSCI, Inc. merger.

(b)
Represents employee severance costs, acquisition costs, and lease exit costs.

Critical Accounting Policies and Estimates

        Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Significant estimates and assumptions made by management include the deferral and recognition of revenue, impairment of goodwill and intangible assets, the fair value of acquired assets and liabilities, stock-based compensation, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures. There have been no changes to our significant accounting policies since December 31, 2009.

Results of Operations

Segments and Periods Presented

        We operate in two segments, the "RiskMetrics business" and the "ISS business."

Factors Affecting the Comparability of Results

        The results of Innovest and KLD are not included in our results of operations until the respective acquisition dates of March 2, 2009 and October 30, 2009. Innovest and KLD supplements the ISS business to support its Financial Research and Analysis product and services offerings.

        On February 28, 2010, the Company announced it had entered into a merger agreement with MSCI, Inc. ("MSCI"). The merger is expected to become effective and close during MSCI's quarter ending August 31, 2010. During the three months ended March 31, 2010, the Company incurred $1.8 million of expenses related to the proposed merger with MSCI. See Note 2 "Merger Agreement" of the condensed consolidated financial statements for a further discussion.

        During the three months ended March 31, 2010, approximately 3.8 million stock options were exercised, which resulted in the Company incurring approximately $1.9 million in employer-match related payroll tax expenses.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.

        The following tables provide information with respect to our condensed consolidated and segment operating results:

Consolidated RiskMetrics Group, Inc.

	Three Months Ended March 31,		Increase (decrease)
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Revenues	$77,046	$77,381	$(335)	(0.4)%

Operating costs and expenses:
Cost of revenues	26,670	23,322	3,348	14.4%
Research and development	12,000	10,137	1,863	18.4%
Selling and marketing	7,510	7,067	443	6.3%
General and administrative	9,763	10,607	(844)	(8.0)%
Depreciation and amortization of property and equipment	2,151	1,955	196	10.0%
Amortization of intangible assets	5,910	5,592	318	5.7%

Total operating costs and expenses(1)	64,004	58,680	5,324	9.1%

Income from operations	13,042	18,701	(5,659)	(30.3)%
Interest, dividend and investment income (expense), net	(4,879)	(5,193)	314	6.0%

Income before provision for income taxes	8,163	13,508	(5,345)	(39.6)%
Provision for income taxes	2,904	4,981	(2,077)	(41.7)%

Net income	$5,259	$8,527	$(3,268)	(38.3)%

(1)
Includes stock-based compensation expense of $2,384 and $1,808 for the three months ended March 31, 2010 and 2009, respectively.

RiskMetrics Business

	Three Months Ended March 31,		Increase (decrease)
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Revenues	$40,216	$40,194	$22	0.1%

Operating costs and expenses:
Cost of revenues	10,710	8,054	2,656	33.0%
Research and development	7,757	7,201	556	7.7%
Selling and marketing	4,425	3,648	777	21.3%
General and administrative	5,356	4,921	435	8.8%
Depreciation and amortization of property and equipment	1,012	1,086	(74)	(6.8)%
Amortization of intangible assets	92	75	17	22.7%

Total operating costs and expenses(2)	29,352	24,985	4,367	17.5%

Income from operations	$10,864	$15,209	$(4,345)	(28.6)%

(2)
Includes stock-based compensation expense of $1,146 and $785 for the three months ended March 31, 2010 and 2009, respectively.

ISS Business

	Three Months Ended March 31,		Increase (decrease)
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Revenues	$36,830	$37,187	$(357)	(1.0)%

Operating costs and expenses:
Cost of revenues	15,960	15,268	692	4.5%
Research and development	4,243	2,936	1,307	44.5%
Selling and marketing	3,085	3,419	(334)	(9.8)%
General and administrative	4,407	5,686	(1,279)	(22.5)%
Depreciation and amortization of property and equipment	1,139	869	270	31.1%
Amortization of intangible assets.	5,818	5,517	301	5.5%

Total operating costs and expenses(3)	34,652	33,695	957	2.8%

Income from operations	$2,178	$3,492	$(1,314)	(37.6)%

(3)
Includes stock-based compensation expense of $1,238 and $1,023 the three months ended March 31, 2010 and 2009, respectively.

        The following tables provide information with respect to our consolidated and segment revenues in certain geographic regions:

Consolidated RiskMetrics Group, Inc.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$47,245	61.3%	$46,871	60.6%	$374	0.8%
Europe, Middle East and Africa (EMEA)	25,091	32.6%	26,339	34.0%	(1,248)	(4.7)%
Asia	4,710	6.1%	4,171	5.4%	539	12.9%

Total	$77,046	100.0%	$77,381	100.0%	$(335)	(0.4)%

RiskMetrics Business

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$18,386	45.7%	$18,270	45.5%	$116	0.6%
Europe, Middle East and Africa (EMEA)	18,976	47.2%	19,248	47.9%	(272)	(1.4)%
Asia	2,854	7.1%	2,676	6.6%	178	6.7%

Total	$40,216	100.0%	$40,194	100.0%	$22	0.1%

ISS Business

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
					Increase (decrease)
		% of Total Revenue		% of Total Revenue
Region	Revenue		Revenue		$	%
	(Amounts in thousands, except percentages)
Americas	$28,859	78.4%	$28,601	76.9%	$258	0.9%
Europe, Middle East and Africa (EMEA)	6,115	16.6%	7,091	19.1%	(976)	(13.8)%
Asia	1,856	5.0%	1,495	4.0%	361	24.1%

Total	$36,830	100.0%	$37,187	100.0%	$(357)	(1.0)%

        Set forth below is a discussion of our results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

        Revenues.    Consolidated revenues for the three months ended March 31, 2010 decreased by $0.3 million, or 0.4%, to $77.0 million.

        RiskMetrics revenues for the three months ended March 31, 2010 of $40.2 million was similar to the prior year period. RiskMetrics revenue was impacted by an increase in credit risk revenue partially offset by a decline in the asset management end market renewal rate.

        ISS revenues for the three months ended March 31, 2010 decreased by 1.0%, to $36.8 million from $37.2 million. The decrease in revenues was primarily due to a decline in CFRA and Proxy revenue offset by increased ES&G revenue. Governance Services product revenues (which include Proxy Research, Voting, ES&G and SCAS) increased $0.1 million to $26.1 million from $26.0 million. The increase in Governance Services revenue was due to a $2.5 million increase in ES&G revenue, primarily due to the acquisitions of Innovest and KLD partially offset by a decline in Proxy Voting and Research Revenue due to a decline in renewal rates. Revenue from our Financial Research and Analysis product revenues (CFRA and Corporate Advisory) decreased 4% to $10.7 million from $11.2 million due to a decline in CFRA revenue partially offset by an increase in Corporate Advisory services revenue.

        Operating costs and expenses.    Consolidating operating expenses for the three months ended March 31, 2010 increased by 9.1% to $64.0 million from $58.7 million. The $5.3 million increase in operating expenses was primarily due to the following:

  •
  $1.9 million increase in payroll taxes related to stock options exercises.

  •
  $1.2 million increase in data costs, due to a $0.8 million one-time data expense reduction in the prior year.

  •
  Increase in salaries of $1.6 million due to the Innovest and KLD acquisitions as well as annual salary increases.

  •
  $0.5 million increase in transaction and one-time costs due to $1.8 million in transaction costs related to the proposed MSCI merger in 2010 compared to $1.3 million in transaction and one-time costs in the comparable prior year period due to the Innovest acquisition and lease exit costs.

  •
  $0.5 million increase in depreciation and amortization expenses due to acquisitions and increased capital expenditures.

  •
  The above increases were partially offset by a decline in professional fees, bad debt expense and sales commissions.

        Cost of revenues.    Consolidated cost of revenues for the three months ended March 31, 2010 increased to $26.7 million, or 14.4% from $23.3 million. The $3.4 million increase in cost of revenues resulted primarily from increased compensation costs, including $0.8 million for payroll taxes from stock option exercises, and a $0.8 million one-time data expense reduction in the prior year.

        RiskMetrics cost of revenues for the three months ended March 31, 2010 increased to $10.7 million, or 33.0%, from $8.1 million compared to the prior year. The $2.7 million increase in cost of revenues was attributable to a $0.8 million one-time data expense reduction in the prior year, a $1.0 million increase in compensation expenses (including $0.6 million for payroll taxes from stock option exercises) and increased foreign exchange losses.

        ISS cost of revenues for the three months ended March 31, 2010 increased to $16.0 million, or 4.5% from $15.3 million. The increase was primarily due to increased compensation costs, primarily from the KLD and Innovest acquisitions.

        Research and development expenses.    Consolidated research and development expenses for the three months ended March 31, 2010 increased to $12.0 million, or 18.4% from $10.1 million. The $1.9 million increase in research and development expenses was due to increased compensation expenses of $1.3 million, including $0.6 million related to payroll taxes from stock option exercises.

        RiskMetrics research and development expenses for the three months ended March 31, 2010 increased to $7.8 million, or 7.7% from $7.2 million due primarily to payroll taxes from stock option exercises.

        ISS research and development expenses for the three months ended March 31, 2010 increased to $4.2 million from $2.9 million. The $1.3 million increase was primarily due to a $1.1 million increase in compensation costs due to increased headcount, salaries and employee benefits.

        Selling and marketing expenses.    Consolidated selling and marketing expenses for the three months ended March 31, 2010 increased to $7.5 million, or 6.3% from $7.1 million.

        RiskMetrics selling and marketing expenses for the three months ended March 31, 2010 increased to $4.4 million, or 21.3% from $3.6 million. The $0.8 million increase was primarily due to $0.4 million of payroll taxes associated with stock option exercises and increased compensation costs partially offset by a decline in commissions.

        ISS selling and marketing expenses for the three months ended March 31, 2010 decreased to $3.1 million, or 9.8% from $3.4 million. The $0.3 million decrease was primarily due to a $0.5 million decline in compensation costs, primarily commissions as a result of a decline in commissionable sales.

        General and administrative expenses.    Consolidated general and administrative expenses for the three months ended March 31, 2010 decreased to $9.8 million, or 8.0% from $10.6 million. The $0.8 million decrease was due to reduced compensation costs and lower professional fees partially offset by an $0.5 million increase in one-time costs as a result of proposed MSCI merger.

        RiskMetrics general and administrative expenses for the three months ended March 31, 2010 increased to $5.4 million, or 8.8% from $4.9 million. The $0.5 million increase was primarily due to increased one-time costs of $1.0 million related to the MSCI merger offset by a decline of compensation costs of $0.4 million.

        ISS general and administrative expenses for the three months ended March 31, 2010 decreased to $4.4 million, or 22.5% from $5.7 million. The $1.3 million decrease was primarily due a $0.5 million decrease in one-time costs due to the Innovest acquisition in the prior year and decline in professional fees.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment for the three months ended March 31, 2010 increased to $2.2 million from $2.0 million due to increased capital expenditures.

        Amortization of intangible assets.    Amortization of intangible assets for three months ended March 31, 2010 increased to $5.9 million from $5.6 million primarily due to the acquisitions of Innovest and KLD.

        Interest, dividend and investment income (expense), net.    Net interest, dividend and investment expense for the three months ended March 31, 2010 decreased to $4.9 million from $5.2 million. This decrease in expense was primarily due to decreased interest expense as a result of reduced debt borrowings.

        Provision for income taxes.    The provision for income taxes represents an effective tax rate of 35.6% for the three months ended March 31, 2010 as compared to an effective rate of 36.9% for the comparable prior year period. The effective rate declined primarily due to a decline in non-deductible stock-based compensation expense. In addition, effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Liquidity and Capital Resources

        At March 31, 2010, we had cash and cash equivalents of $242.7 million. We believe our existing cash and cash equivalents, our cash flow from operating activities and borrowing capacity under our existing credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months, during which time we expect to make approximately $6.0 million to $7.0 million of capital expenditures. Our future working capital requirements will depend on many factors, including our revenue growth, debt service, future acquisitions of businesses and investments in our own business. To the extent our liquidity sources are insufficient to fund our future activities we may need to raise additional funding through a public or private equity or debt offering. No assurances can be given that additional financing will be available in the future or that if available, such financing will be on favorable terms. On April 16, 2010, the Company utilized its existing cash and cash equivalents to repay $81.0 million of its first lien term loan facility.

Cash Flows

        Our cash flow tends to be lower in the beginning of each year due to bonuses and commissions paid during this period. As a result, we typically generate more cash flows from operations during the second half of the year than during the first half of the year.

        Cash flows from operating activities decreased by $24.0 million in the three months ended March 31, 2010 compared to 2009 due primarily to an $18.3 million income tax receivable for excess tax benefits associated with stock options exercises, increased payroll taxes for stock option exercises and increased debt interest payments. Operating activities for the three months ended March 31, 2010 used cash of $18.7 million primarily reflecting net income of $5.3 million, plus $8.1 million in depreciation and amortization, plus $2.4 million in stock-based compensation and a $3.8 million decrease in accounts receivable partially offset by a $18.3 million income tax receivable for excess tax benefits of stock options and a $19.6 million decline in accrued expenses due to the payment of bonuses. Cash provided by operating activities for the three months ended March 31, 2009 was $4.3 million primarily reflecting net income of $8.5 million, plus $7.5 million in depreciation and amortization, $1.8 million in stock-based compensation and a $4.9 million net increase from taxes partially offset by a $20.4 million decline in accrued expenses due to the payment of bonuses.

        Investing activities for the three months ended March 31, 2010 used cash of $1.7 million for capital expenditures. Investing activities for the three months ended March 31, 2009 used cash of $15.5 million due to the acquisition of Innovest for $14.9 million and $0.6 million for capital expenditures.

        Financing activities for the three months ended March 31, 2010 provided cash of $39.5 million due primarily from the exercise of stock options and related tax benefits. Financing activities for the three months ended March 31, 2009 provided cash of $0.5 million from the exercise of stock options and related tax benefits.

Long-Term Debt

        The Company's debt is comprised of a term loan facility and a $25 million revolving credit facility. As of March 31, 2010, $287.7 million of debt remains outstanding under the term loan and no indebtedness remain outstanding under the revolving credit facility. The terms of the indebtedness include various covenant compliance requirements, including maintaining certain Adjusted EBITDA earning levels, as defined in our credit facility. The Company has pledged substantially all of its assets as collateral against the debt. Amounts paid under the term loan may not be re-borrowed.

        In February 2007, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of March 31, 2010, the interest rate swaps had notional amounts totaling $205.8 million and a fair value liability totaling $13.8 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. Our interest-rate swap agreements hedge a significant portion of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average effective interest rate on the term loan facility to 6.5% during the three months ended March 31, 2010.

        As of March 31, 2010, we were in compliance with our credit agreements, and we are not aware of any future events or transactions that will impact such compliance.

Commitments

        In addition to the indebtedness discussed above, we enter into routine operating lease obligations for our facilities and purchase obligations to operate our business. Our contractual commitments, including those related to our indebtedness, were comprised of the following as of March 31, 2010:

	Payments Due by Period
Contractual Obligation	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including estimated interest	$364,686	$22,526	$44,447	$297,713	$—
Interest rate swaps	13,821	9,464	4,357	—	—
Operating leases	23,064	7,223	11,490	3,241	1,110
Data and web hosting agreements	16,538	13,203	3,250	85	—
Deferred purchase price obligation(1)	953	221	476	256	—

Total(2)	$419,062	$52,637	$64,020	$301,295	$1,110

(1)
Obligation relates to prior acquisitions made by ISS.

(2)
Does not include $2.0 million of liabilities for uncertain tax positions. The timing of future cash flows associated with our liabilities for uncertain tax positions is highly uncertain and we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

Effects of Recently Issued Accounting Pronouncements

        For a description of accounting changes and recent accounting pronouncement, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 3, "Recent Accounting Pronouncements" in Notes to the Financial Statements of this Form 10-Q.

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

Interest Rate Sensitivity

        To reduce the exposure associated with our variable rate debt, we entered into two interest-rate swap agreements to reduce interest rate risks and to manage interest expense. By entering into these agreements, we change the fixed/variable interest-rate mix of our debt portfolio. As of March 31, 2010, the interest rate swaps had notional amounts totaling $205.8 million and a fair value liability totaling $13.8 million. The agreements effectively convert our floating-rate debt into fixed-rate debt. This reduces our risk of incurring higher interest costs in periods of rising interest rates. Our interest-rate swap agreements hedge a substantial majority of the interest rate risk exposure under our indebtedness. The interest rate swap agreements increased our weighted average-effective interest rate on the term loan facility to 6.5% during the three months ended March 31, 2010. A hypothetical, instantaneous increase of one percentage point in the interest rates applicable to the variable interest rate debt would have increased our net interest expense for the three months ended March 31, 2010 by approximately $0.2 million.

Exchange Rate Sensitivity

        We have two separate exposures to currency fluctuation risk—subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation of assets and liabilities and non-U.S. dollar invoiced revenues. Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At March 31, 2010, we had translation exposure to various foreign currencies including the Euro, Pounds Sterling, Canadian Dollar, and a limited number of other non-U.S. dollar currencies. The net potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates partially offset by a corresponding appreciation of the US dollar, as of March 31, 2010, amounts to $5.6 million.

        We primarily invoice our clients in U.S. dollars; however, we also invoice a portion of our clients in Euro, Sterling, Canadian Dollar, Japanese Yen and a limited number of other non-U.S. dollar currencies. As such, the fluctuations in such currencies could impact our operating results.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the our disclosure controls and procedures as of March 31, 2010 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)   Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings

        We are not presently involved in any legal proceedings which we believe would have a material adverse effect on our condensed consolidated financial statements. However, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings, including the matter discussed below.

        On March 4, 2010, a putative stockholder class action complaint was filed against RiskMetrics, the members of the RiskMetrics board of directors and MSCI in the Court of Chancery of the State of Delaware. This lawsuit challenges the proposed merger (see Note 2) and alleges, among other things, that the individual members of the RiskMetrics board of directors breached their fiduciary duties by approving the proposed merger. This lawsuit seeks, among other things, damages and injunctive relief prohibiting the defendants from consummating the merger. On April 23, 2010, the parties to the action reached an agreement in principle to resolve and settle the action. The settlement is subject to documentation and customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification and final approval by the Court of Chancery of the State of Delaware following notice to the stockholders of RiskMetrics. The Company believes the probability of a significant financial settlement resulting from this complaint is remote.

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2009 Annual Report on Form 10-K, except for the addition of the following risk factors:

RiskMetrics may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

        Uncertainty about the effect of the pending merger on RiskMetrics employees may have an adverse effect on RiskMetrics. This uncertainty may impair RiskMetrics' ability to attract, retain and motivate key personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees of RiskMetrics may experience uncertainty about their future roles with the combined business. If key employees of RiskMetrics depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, this could negatively impact RiskMetrics' ability to run its business.

RiskMetrics' business relationships, including client relationships, may be subject to disruption due to uncertainty associated with the merger.

        Parties with which RiskMetrics do business, including clients and suppliers, may experience uncertainty associated with the pending merger, including with respect to current or future business relationships with RiskMetrics or the post-merger company. RiskMetrics' business relationships may be subject to disruption as clients, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with other parties. These disruptions could have an adverse effect on the Company's businesses, financial condition or results of operations.

The merger agreement limits RiskMetrics' ability to pursue alternatives to the merger.

        The merger agreement contains provisions that make it more difficult for RiskMetrics to sell its business to a party other than MSCI. These provisions include a general prohibition on RiskMetrics soliciting any acquisition proposal or offer for a competing transaction. Further, there are only limited exceptions to RiskMetrics' agreement that RiskMetrics' board of directors will not withdraw or modify in a manner adverse to MSCI the recommendation of the RiskMetrics board of directors in favor of the adoption of the merger agreement, and MSCI generally has a right to match any competing acquisition proposals that may be made. Although the RiskMetrics board of directors is permitted to take these actions and, in certain circumstances, terminate the merger agreement if it determines in good faith that such action is required by its fiduciary duties to RiskMetrics' stockholders under Delaware law, doing so in specified situations could entitle MSCI to a termination fee of $50 million and reimbursement of expenses of up to $10 million.

        While RiskMetrics believes these provisions are reasonable and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of RiskMetrics from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per-share price to acquire RiskMetrics than it might otherwise have proposed to pay because of the added expense of the $50 million termination fee and the up to $10 million expense reimbursement that may become payable in certain circumstances.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of RiskMetrics.

        If the merger is not completed, the ongoing businesses of RiskMetrics may be adversely affected and, without realizing any of the benefits of having completed the merger, RiskMetrics would be subject to a number of risks, including the following:

  •
  RiskMetrics may experience negative reactions from the financial markets and from their respective customers and employees;

  •
  RiskMetrics may be required to pay MSCI a termination fee of $50 million (and up to $10 million in expense reimbursement) if the merger is terminated under certain circumstances;

  •
  RiskMetrics will be required to pay certain costs relating to the merger, whether or not the merger is completed;

  •
  the merger agreement places certain restrictions on the conduct of RiskMetrics' business prior to the completion of the merger or the termination of the merger agreement. Such restrictions, the waiver of which is subject to the consent of MSCI, may prevent RiskMetrics from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the merger; and

  •
  matters relating to the merger (including integration planning) will require substantial commitments of time and resources by RiskMetrics management, which would otherwise have been devoted to day-to-day operations, and other opportunities that may have been beneficial to RiskMetrics as an independent company.

        There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect RiskMetrics' businesses, financial results and stock price.

        In addition, RiskMetrics could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against RiskMetrics to perform their respective obligations under the merger agreement. If the merger is not completed, these risks may materialize and may adversely affect RiskMetrics' business, financial results and stock price.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 6th day of May, 2010.

RiskMetrics Group, Inc.
/s/ M. ETHAN BERMAN M. Ethan Berman Chief Executive Officer